Form 10-Q
period 2000-03-31
APROPOS TECHNOLOGY INC
filed 2000-05-15
CIK 1098803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITITES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                  -----------
Commission File number 000-30654
                       ---------

                            APROPOS TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                                  -----------

       Illinois                                               36-3644751
   (State or other                                           (I.R.S. Employer
   jurisdiction of                                          Identification No.)
   incorporation or
    organization)

                                  -----------

                           One Tower Lane, 28th Floor
                        Oakbrook Terrace, Illinois 60181
                                 (630) 472-9600
  (Address,        including zip code, and telephone number, including area
                   code, of registrant's principal executive offices)

                                  -----------


Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2)has been subject to such filing requirements for the past 90 days. X Yes No











On April 18, 2000, approximately 15,550,124 of the Registrant's Common Shares, $0.01 par value, were outstanding.

                                      INDEX


                            APROPOS TECHNOLOGY, INC.



Part I.  Financial Information

  Item 1.       Financial Statements (Unaudited)
                Condensed consolidated balance sheets - March 31, 2000 and
                December 31, 1999                                             3

                Condensed consolidated statements of operations - three
                months ended March 31, 2000 and 1999                          4

                Condensed consolidated statements of cash flows - three
                months  ended March 31, 2000 and 1999                         5

                Notes to condensed consolidated financial statements -
                March 31, 2000                                                6

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           8

  Item 3.       Quantitative and Qualitative Disclosures About Market Risk    21

Part II.        Other Information                                             21

  Item 1.       Legal Proceedings                                             21

  Item 2.       Changes in Securities and Use of Proceeds                     21

  Item 4.       Submission of Matters to a Vote of Security Holders           22

  Item 6.       Exhibits and Reports on Form 8-K                              22


Signatures                                                                    23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                       APROPOS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                                              March 31,     December 31,
                                                                                                2000            1999
 Assets                                                                                      (Unaudited)      (Note 1)
                                                                                             -----------      --------
 Current assets :
          Cash and cash equivalents                                                              $  70,117         $ 3,467
          Accounts receivable, less allowance for doubtful accounts of
           $462 in 1999 and $492 in 2000                                                             9,498           8,942
          Inventory                                                                                    474             364
          Prepaid and other current assets                                                             578             371
                                                                                                 ---------         -------
                 Total current assets                                                               80,667          13,144

 Equipment, net                                                                                      1,934           1,618
 Note receivable from shareholder                                                                       57              54
 Other assets                                                                                           91             618
                                                                                                 ---------         -------
                   Total assets                                                                   $ 82,749         $15,434
                                                                                                  ========          ======

 Liabilities and shareholders' equity (deficit)
 Current liabilities :
          Revolving line of credit                                                                $     -            3,216
          Subordinated convertible promissory notes                                                     28           1,474
          Bridge loan                                                                                   -            3,485
          Accounts payable                                                                           1,626           1,094
          Accrued expenses                                                                           1,553           1,808
          Accrued compensation and related accruals                                                  1,227           1,292
          Advance payments from customers                                                              625             584
          Deferred revenues                                                                          1,606           1,355
          Current portion of capital lease obligations                                                 121             122
          Current portion of long-term debt                                                             -              186
                                                                                                 ---------         -------
                   Total current liabilities
                                                                                                     6,786          14,616

Capital lease obligations                                                                               29              54
Long-term debt, less current portion                                                                    -              314

Convertible preferred shares, $0.01 par value, none authorized, issued and
outstanding at March 31, 2000,  3,995,483 authorized, issued and                                        -           16,079
outstanding at December 31 , 1999

 Shareholders' equity (deficit) :

         Preferred shares, $0.01 par value, 5,000,000 authorized, no shares
         issued and outstanding                                                                         -               -
         Common shares, $0.01 par value, 60,000,000 authorized, 14,025,478 issued and outstanding at March 31, 2000, 3,055,883 issued and
         outstanding at December 31, 1999                                                              140              53
         Additional paid-in capital                                                                 98,736           2,932
         Accumulated deficit                                                                      (22,942)        (18,614)
                                                                                                 ---------         -------

                   Total shareholders' equity (deficit)                                             75,934        (15,629)
                                                                                                 ---------         -------

                   Total liabilities and shareholders' equity                                    $  82,749         $15,434
                                                                                                 =========         =======

See notes to condensed consolidated financial statements.


                            APROPOS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
   IN THOUSANDS, EXCEPT PER SHARE DATA

                                                        Three Months Ended March
                                                                     31,
                                                             2000          1999
                                                             ----          ----
 Revenue :
 Software licenses                                         $ 3,502      $ 1,710
 Services and other                                          2,340        1,582
                                                           -------      -------
 Total revenue                                               5,842        3,292

 Costs and expenses :
 Cost of software                                              100           36
 Cost of services and other                                  1,896        1,219
 Research and development                                    1,643          869
 Sales and marketing                                         3,218        2,408
 General and administrative                                  1,991          905
                                                           -------      -------
 Total costs and expenses                                    8,848        5,437

 Loss from operations                                       (3,006)      (2,145)

 Other income (expense) :
 Interest income                                               455           22
 Interest expense                                           (1,778)         (16)
                                                           -------      -------
 Total other income (expense)                               (1,323)           6
                                                           -------      -------

 Net loss
                                                           $(4,329)     $(2,139)


 Basic and diluted net loss per share                      $ (0.52)     $ (0.72)
                                                           =======      =======


Shares used in computing basic and diluted net
loss per share                                               8,360        2,975
                                                           =======      =======


See notes to condensed consolidated financial statements.

                            APROPOS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
   IN THOUSANDS

                                                    Three Months Ended March 31,
                                                             2000        1999
                                                             ----         ----
Cash flows from operating activities :
Net loss                                                   $ (4,329)   $ (2,139)

Adjustments to reconcile net loss to net cash used for
 operating activities :
     Depreciation and amortization                              165         132
     Provision for doubtful accounts                             30          16
     Stock compensation expense                                 254        --
     Amortization of debt discount                            1,577        --
     Changes in operating assets and liabilities :
        Accounts receivable                                    (585)       (240)
        Inventory                                              (110)        (69)
        Prepaid expenses and other current assets              (207)        (14)
        Other assets                                            518          25
        Notes receivable from shareholder                        (2)         (1)
        Accounts payable                                        532         491
        Accrued expenses                                       (256)        202
        Accrued compensation and related accruals               (64)        (94)
        Advanced payments from customers                         42         275
        Deferred revenue                                        251          20
                                                           --------    --------
Net cash used for operating activities                       (2,184)     (1,396)
                                                           --------    --------

Cash flows from investing activities :
Purchases of equipment                                         (481)       (285)
                                                           --------    --------
Net cash used for investing activities                         (481)       (285)
                                                           --------    --------

Cash flows from financing activities :
Payment on revolving line of credit                          (3,216)       --
Payment on bridge loan                                       (5,000)       --
Payment on subordinated promissory notes                     (1,500)       --
Repayments of notes payable                                    (500)       --
Principal payments of capital lease obligations                 (26)       --
Proceeds from exercise of options                               212         2
Net proceeds from issuance of common shares
                                                             79,345        --
                                                           --------    --------
Net cash provided by financing activities
                                                             69,315           2
                                                           --------    --------

Net change in cash and cash equivalents
                                                             66,650      (1,679)
Cash and cash equivalents, beginning of period
                                                              3,467       3,170
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 70,117    $  1,491
                                                           ====================

See notes to condensed consolidated financial statements

                            APROPOS TECHNOLOGY, INC.

 Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2000


1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Apropos Technology, Inc. (the "Company") is engaged in the business of developing and selling software, implementation, maintenance, and training services to companies in diversified industries. The Company's product enables customer interaction management for multimedia contact centers. The Company's core competency is its skill in developing advanced software applications and successfully linking those applications to a number of telephone systems, networks, and databases. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from licenses of its product and related services.

On June 9, 1997, the Company established a wholly owned subsidiary in the United Kingdom, Apropos Technology, Limited. The purpose of this entity is to market the Company's product throughout Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 1999, included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 16, 2000. Our results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.


2.    LOSS PER SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of diluted loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of common shares of the Company issuable upon the exercise of stock options. Options to purchase 1,675,836 common shares with exercise prices of $0.10 to $64.16 per share were outstanding as of March 31, 2000 and options to purchase 2,979,004 common shares with exercise prices of $0.10 to $0.91 per share were outstanding as of March 31, 1999.

3.    SHAREHOLDERS' EQUITY

On February 23, 2000, the Company completed an initial public offering of 3,977,500 shares at an offering price of $22.00 per share. The net proceeds to the Company from the public offering after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $79.3 million. The Company used approximately $10.5 million to repay principal and interest on debt. The balance of the net proceeds were predominantly held in short-term municipal securities and commercial paper at March 31, 2000.

4.    STOCK COMPENSATION

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common shares as of the grant date for each stock option. The Company has recorded stock compensation of $552,000 since inception through March 31, 2000 for the difference at the grant date between the exercise price and the fair value of the common shares underlying the options. The Company recorded $254,000 of stock compensation for the three months ended March 31, 2000. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally 4 years.

5.   GEOGRAPHIC INFORMATION

Revenues derived from customers outside of North America accounted for approximately 30.5% and 17.5% of the Company's total revenues for the three months ended March 31, 2000 and 1999, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company's long-lived assets located outside the United States are not considered material.

6.   CONTINGENCIES

The Company had a dispute with a former reseller in which the reseller alleged that the Company had breached a contract between the two companies. The dispute was submitted to a binding resolution by an arbitrator. On September 15, 1999, the arbitrator ruled that the Company had breached its contract with a former reseller. The Company is awaiting the ruling of the damages phase by the arbitrator. The Company has recorded a provision for the settlement of this arbitration. Management believes this amount is not material. Management does not believe this arbitration will have a material adverse affect on the Company's financial condition.

Beginning in June 1999, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. On January 5, 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. Based upon the initial review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position.

As part of the Company's initial public offering of common shares, the Company and its underwriters made available up to 370,000 common shares at the initial public offering price for directors, business associates and related persons associated with the Company (the "directed share program"). On November 24, 1999, prior to effectiveness of the Company's registration statement, the Company sent an electronic mail message with respect to the proposed directed share program to all of the Company's 147 employees setting forth procedural aspects of the directed share program and informing the recipients that their immediate families might have an opportunity to participate in the proposed directed share program. The Company did not deliver a preliminary prospectus prior to distribution of this electronic mail as required by the Securities Act of 1933. In addition, the electronic mail message may have constituted a non-conforming prospectus under the Securities Act of 1933. As a result, the Company may have a contingent liability under Section 5 of the Securities Act of 1933. Any liability would depend upon the number of common shares purchased by the recipients of the electronic mail. The recipients of the electronic mail message who purchased common shares in the initial public offering may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration paid in connection with their purchase of common shares or, if they had already sold the shares, file a claim against the Company for damages resulting from their purchase of the common shares. If any liability is asserted with respect to the electronic mail message, the Company will contest the matter vigorously. However, if all of the purchasers in the directed share program are awarded damages after an entire or substantial loss of their investment, the damages could total up to approximately $8.1 million plus interest based on the initial public offering price of $22.00 per share. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this section, the following discussion contains forward-looking statements that involve risks and uncertainties. Apropos' actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed herein with this quarterly report on Form 10-Q and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in connection with the Company's initial public offering. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

We develop, market and support a market leading customer interaction management solution for multimedia contact centers. We commenced operations in January 1989, and, from inception to early 1995, our operating activities consisted primarily of research and development and consulting, and we derived revenue primarily from consulting. In March 1995, we began shipping our first software product. In February 2000, we completed our initial public offering.

Revenue. We derive revenue principally from the sale of software licenses and from fees for implementation, technical support and training services. We also derive revenue from the sale of certain third party hardware products such as voice cards required to implement our solution.

We recognize revenue from the sale of software and hardware upon shipment. We recognize revenue from fees for implementation services using the percentage of completion method. We calculate percentage of completion based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. We recognize support and maintenance services ratably over the term of our maintenance contracts, which are typically annual contracts. Training services are recognized as such services are completed.

Cost of revenue. Our cost of revenue consists primarily of:

     o the cost of compensation for technical support, education and professional services personnel;

     o other costs related to facilities and office equipment for technical support, education and professional services personnel;

     o     the cost of third party hardware we resell as part of our solution;
           and

     o     payments for third party software used with our product.

We recognize costs of software, maintenance, support and training services and hardware as they are incurred.

Other operating expenses. We generally recognize our operating expenses as we incur them. Our sales and marketing expenses consist primarily of compensation, commission and travel expenses along with other marketing expenses, including trade shows, public relations, telemarketing campaigns and other promotional expenses. Our research and development expenses consist primarily of compensation expenses for our personnel and, to a lesser extent, independent contractors who adapt our product for specific countries. Our general and administrative expenses consist primarily of compensation for our administrative, financial and information technology personnel and a number of non-allocable costs, including professional fees, legal fees, accounting fees and bad debts.

Interest income and expenses. Interest income is generated by the investment of cash raised in prior rounds of equity financing. Interest expense is generated primarily from charges for amounts owed under our line of credit and capital lease lines of credit.

RESULTS OF OPERATIONS

The following table sets forth financial data for the periods indicated as a percentage of total revenue.

                                       PERCENTAGE OF
                                       -------------
                                       REVENUE
                                       -------
                                       THREE MONTHS ENDED
                                       ------------------
                                       MARCH 31,
                                       ---------
                                          2000      1999
                                          ----      ----
Revenue:
     Software licenses................     59.9 %    51.9 %
     Services and other..............      40.1      48.1
                                         ------     -----
          Total revenue...............    100.0     100.0
                                         ------     -----
Costs and expenses:
     Cost of software.................      1.7       1.1
     Cost of services and other.......     32.5      37.0
     Research and development.........     28.1      26.4
     Sales and marketing..............     55.1      73.1
     General and administrative.......     34.1      27.5
                                         ------    ------
          Total costs and expenses....    151.5     165.1
                                         ------    ------
Operating loss........................    (51.5)    (65.1)
Other income (expense)................    (22.7)      0.1
                                         ------    ------
Net loss                                  (74.2)%   (65.0)%
                                          =======   =======




COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenue. Our total revenue increased by 77.5% to $5.8 million for the three months ended March 31, 2000 from $3.3 million for the three months ended March 31, 1999. Revenue from international sales increased by 187.6% to $1.6 million for the three months ended March 31, 2000 from $574,000 for the three months ended March 31, 1999.

Revenue from software licenses. Revenue from the sale of licenses for software increased 104.8% to $3.5 million for the three months ended March 31, 2000 from $1.7 million for the three months ended March 31, 1999. The increase in software revenue resulted from a growing market acceptance of our solution, our expanded sales and marketing efforts and introduction of new product features.

Revenue from services and other. Revenue from fees we receive for services and other increased 47.9% to $2.3 million for the three months ended March 31, 2000 from $1.6 million for the three months ended March 31, 1999. The growth in revenue from services and other resulted primarily from the growth in our professional services and maintenance revenue as our client base increased over this period. This growth was partially offset by a decrease in sales of hardware, which accounted for 6.2% of total revenue for the three months ended March 31, 2000 and 16.1% of total revenue for the three months ended March 31, 1999. We anticipate that hardware revenue will continue to decline as a percentage of total revenue in the future. We now encourage the majority of our clients to purchase servers directly from third party manufacturers and have discontinued paying commissions to our sales force on the sale of third party hardware products. We expect to offer voice cards and other hardware to our clients on a limited basis in the near term.

Costs and expenses. Our total costs and expenses increased 62.7% to $8.8 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. These increases primarily reflect increases in our research and development and sales and marketing efforts. These investments included headcount additions increasing our total headcount by 55.0% to 169 employees at March 31, 2000 from 109 employees at March 31, 1999. As a percentage of total revenue, our costs and expenses were 151.5% for the three months ended March 31, 2000 and 165.1% for the three months ended March 31, 1999.

Cost of software. Cost of software increased 177.8% to $100,000 for the three months ended March 31, 2000 from $36,000 for the three months ended March 31, 1999. This cost represented 2.9% of software revenue for the three months ended March 31, 2000 and 2.1% of software revenue for the three months ended March 31, 1999. These increases resulted from increased software sales and increased third party content required for various new product features.

Cost of services and other. Cost of services and other increased 55.5% to $1.9 million for the three months ended March 31, 2000 from $1.2 million for the three months ended March 31, 1999. This cost represented 81.0% of services and other revenue for the three months ended March 31, 2000 and 77.1% of services and other revenue for the three months ended March 31, 1999. These increases are due primarily to the hiring of additional project managers, programmers, technical support and trainers to expand our professional services organization. These increases also reflect the cost of third party hardware sold to our clients during these periods.

Research and development. Research and development expenses increased 89.1% to $1.6 million for the three months ended March 31, 2000 from $869,000 for the three months ended March 31, 1999. The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance our product.

Sales and marketing. Sales and marketing expenses increased 33.6% to $3.2 million for the three months ended March 31, 2000 from $2.4 million for the three months ended March 31, 1999. The increases in sales and marketing expenses resulted primarily from our investment in sales and marketing personnel, an increase in sales commissions associated with increased revenues, and increased marketing activities, including tradeshows, public relations activities and advertisements.

General and administrative. General and administrative expenses increased 120.0% to $2.0 million for the three months ended March 31, 2000 from $905,000 for the three months ended March 31, 1999. The increases in general and administrative expenses were primarily due to additional personnel necessary to support our growing operations in the United States and our international subsidiary in the United Kingdom, as well as accruals for compensation expense related to option grants, litigation expense and other general corporate expenses.

Other income and expense. Interest income increased to $455,000 for the three months ended March 31, 2000 from $22,000 for the three months ended March 31, 1999. Interest expense increased to $1.8 million for the three months ended March 31, 2000 from $16,000 for the three months ended March 31, 1999. The increase in interest income is a result of higher cash balances primarily from the net proceeds from our initial public offering. The increase in interest expense is primarily due to a charge of $1.6 million for the fair market value of warrants issued in connection with our bridge loan, which was repaid on February 29, 2000, and to a lesser extent increases in debt payable under our line of credit and capital leases.

Income Taxes. There has been no provision or benefit for income taxes for any period since 1995 due to our operating losses. As of March 31, 2000, we had $19.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning 2012. Our use of these net operating losses may be limited in future periods.

Liquidity and Capital Resources

In February 2000, we sold 3,977,500 common shares in our initial public offering and realized net proceeds of approximately $79.3 million. Prior to the offering, we had financed our operations primarily from private sales of convertible preferred shares totaling approximately $16.0 million, bank debt, and to a lesser extent, from lease financing.

Our operating activities used $2.2 million of cash for the three months ended March 31, 2000, which is primarily attributable to net losses experienced during this period as we invested in the development of our products, expanded our sales force and expanded our infrastructure to support our growth. The cash used in operations was offset by amortization of stock-based compensation and the amortization of debt discount. Our operating activities used $1.4 million of cash for the three months ended March 31, 1999, which was primarily attributable to net losses experienced during that period.

Our investing activities, consisting primarily of purchases of computer hardware, software and furniture and fixtures and leasehold improvements to support our growing number of employees, used $481,000 of cash for the three months ended March 31, 2000. Our investing activities used $285,000 of cash for the three months ended March 31, 1999, which was primarily due to purchases of computer hardware, software and furniture and fixtures, and leasehold improvements.

Our financing activities generated $69.3 million in cash for the three months ended March 31, 2000, primarily from the net proceeds of our initial public offering offset by repayment of debt.

We expect to devote substantial resources to continue our research and development efforts, expand our sales channels, increase our marketing programs, fund capital expenditures, provide for working capital and other general corporate purposes. We believe that the net proceeds from the sale of the common shares in our initial public offering will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months. However, we may also need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or respond to competitive pressures. Additional funding may not be available on favorable terms or at all.


RISK FACTORS ASSOCIATED WITH APROPOS' BUSINESS AND FUTURE OPERATING RESULTS

Apropos' future operating results may vary substantially from period to period. The price of our common shares has and will fluctuate in the future, and an investment in our common shares is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in our securities will experience gains while others will experience losses depending on the prices at which they purchase and sell securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this report.

This report contains forward-looking statements that are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, our beliefs and assumptions. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include those described in this "Risk Factors Associated with Apropos' Business and Future Operating Results" and elsewhere in this report. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on forward-looking statement, which reflect our management's view only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

                          RISKS RELATED TO OUR BUSINESS

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS DIFFICULT.

Our limited operating history makes it difficult to forecast our future operating results. We commenced operations in January 1989 but did not begin shipping our principal product and generating revenue from our product until March 1995. Therefore, we have only a limited operating history upon which you may evaluate our business. You must consider the numerous risks and uncertainties an early stage company like ours faces in a rapidly changing software and technology industry. These risks include our inability to:

  .  increase awareness of our brand and continue to build client loyalty;

  . maintain our current, and develop new, strategic partnerships and relationships;

  .  respond effectively to competitive pressures; and

  . continue to develop and improve our technology to meet the needs of our clients.

If we are unsuccessful in addressing these risks, sales of our product and services, as well as our ability to maintain or increase our client base, will be substantially diminished.

WE HAVE NOT BEEN PROFITABLE SINCE 1994 AND WE MAY NOT ACHIEVE PROFITABILITY
AGAIN.

We have not operated profitably since 1994. We incurred net losses of $4.8 million in 1998 and $8.5 million for the year ended December 31, 1999. At December 31, 1999, we had accumulated losses since inception of $18.6 million. For the quarter ended March 31, 2000 we incurred a net loss of $4.3 million. We intend to continue to make significant investments in our research and development, marketing and sales operations. We anticipate that these expenses could significantly precede any revenues generated by the increased spending. As a result, we are likely to continue to experience losses and negative cash flow from operations in future quarters. We will need to generate significant revenue to achieve profitability and we may not be able to do so. Even if we do achieve profitability we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

WE HAVE NEVER BEEN ABLE TO FULLY FUND OPERATIONS FROM CASH GENERATED BY OUR BUSINESS, AND WE MAY NOT BE ABLE TO DO SO IN THE FUTURE.

We have not operated profitably since 1994. We have principally financed our operations through the private placement of our convertible preferred shares, bank borrowings, short-term loans and most recently through our initial public offering. If we do not generate sufficient cash resources from our business to fund operations, our growth could be limited unless we are able to obtain additional capital through equity or debt financings. Our inability to grow as planned may reduce our chances of achieving profitability, which, in turn, could have a material adverse affect on the market price of our common shares.


OUR LENGTHY SALES CYCLE HAS CONTRIBUTED AND MAY CONTINUE TO CONTRIBUTE TO THE QUARTER-TO-QUARTER VARIABILITY AND UNPREDICTABILITY OF OUR REVENUE AND OPERATING RESULTS WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES.

We have generally experienced a lengthy product sales cycle, averaging approximately six to nine months. We consider the life of the sales cycle to begin on the first face-to-face meeting with the prospective client and end when we ship the product. Our prospective clients' decisions to license our product often require significant investment and executive level decision making, and depend on a number of factors.

The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, our software revenue and operating results to vary significantly from quarter to quarter, which makes it difficult for us to forecast software license revenue and could cause volatility in the market price of our common shares. Excessive delay in the product sales cycle could materially and adversely affect our business, financial condition and results of operations.

OUR FUTURE BUSINESS PROSPECTS DEPEND IN PART ON OUR ABILITY TO MAINTAIN AND IMPROVE OUR CURRENT PRODUCT AND TO DEVELOP NEW PRODUCTS AND PRODUCT FEATURES.

We believe that our future business prospects depend in large part on our ability to maintain and improve our current product and to develop new products and product features on a timely basis. Our product will have to achieve market acceptance, maintain technological competitiveness and meet an expanding range of client requirements. As a result of the complexities inherent in our product, major new products and product features require long development and testing periods. We may not be successful in developing and marketing, on a timely and cost effective basis, new products or product features that respond to technological change, evolving industry standards or client requirements. Significant delays in the general availability of new releases of our product or significant problems in the installation or implementation of new releases of our product could have a material adverse effect on our business, financial condition and results of operations.

WE MAY NOT BE ABLE TO MODIFY OUR PRODUCT IN A TIMELY AND COST EFFECTIVE MANNER TO RESPOND TO TECHNOLOGICAL CHANGE.

Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render our product obsolete or noncompetitive. The market for our product is characterized by:

  .  rapid technological change;

  .  significant development costs;

  .  frequent new product introductions;

  .  changes in the requirements of our clients and their customers; and

  .  evolving industry standards.

Our product is designed to work in conjunction with and on a variety of hardware and software platforms used by our clients. However, our software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments and other systems that our clients use. Also, we must constantly modify and improve our product to keep pace with changes made to these platforms and to database systems and other applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may cause confusion in the market and harm our business. If we fail to promptly modify or improve our products in response to evolving industry standards or client demands, our product could rapidly become obsolete, which would materially and adversely affect our business, financial condition and results of operations.

COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR REVENUE.

The market for our product is highly competitive and we expect competition to increase significantly in the future. In addition, because our industry is new and evolving and characterized by rapid technological change, it is difficult for us to predict whether, when and by whom new competing technologies or new competitors may be introduced into our markets. Currently, our competition comes from platform providers, interaction management solution providers and stand-alone point solution providers.

We cannot assure you that we will be able to compete successfully against current or future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced profit margins or loss of market share, each of which could have a material adverse effect on our business, financial condition and results of operations.

DEMAND FOR COMMUNICATIONS AND INTERACTION MANAGEMENT SOFTWARE FOR MULTIMEDIA CONTACT CENTERS MAY GROW MORE SLOWLY THAN WE CURRENTLY ANTICIPATE.

The majority of our revenue has been generated from licenses of our product and related support and professional services, and we expect this trend to continue for the foreseeable future. The market for our product and services is still emerging. If the demand for communications and interaction management software does not continue to grow as anticipated within our targeted markets, our ability to expand our business as planned could be materially and adversely affected.

OUR EXISTING AND FUTURE CLIENTS MAY NOT ORDER THE E-MAIL AND WEB-BASED FUNCTIONALITY OF OUR PRODUCT.

Currently, our clients primarily use our product to manage voice interactions. Although new orders for our product increasingly include voice and Internet-based functionality, such as e-mail or web, only a small number of our clients have actually implemented our product to manage e-mail and webbased interactions. If businesses do not implement e-mail and web strategies or do not want an integrated approach to handling all of their customer interactions, we may not be able to grow our business as quickly as anticipated, if at all.

IF WE FAIL TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS, OUR ABILITY TO INCREASE OUR REVENUE AND PROFITABILITY WILL SUFFER.

We currently have strategic relationships with resellers, original equipment manufacturers, or OEMs, system integrators and enterprise application providers. We depend on these relationships to:

  .  distribute our products;

  .  generate sales leads;

  .  build brand and market awareness; and

  .  implement and support our solution.

We believe that our success depends, in part, on our ability to develop and maintain strategic relationships with resellers, OEMs, system integrators and enterprise application providers. In addition, we intend to train and certify more strategic partners to provide the professional services required to implement our solution in an effort to expand our client base. We generally do not have long-term or exclusive agreements with these strategic partners. If any of our strategic relationships are discontinued, sales of our product and services and our ability to maintain or increase our client base may be substantially diminished.

IF OUR STRATEGIC PARTNERS FAIL TO MARKET OUR PRODUCT AND SERVICES EFFECTIVELY OR PROVIDE POOR CUSTOMER SERVICE, OUR REPUTATION WILL SUFFER AND WE COULD LOSE CLIENTS.

If our strategic partners fail to market our product and services effectively, we could lose market share. Some of our strategic partners also provide professional services to our clients in connection with the implementation of our product. Additionally, if a strategic partner provides poor customer service, the value of our brand could be diminished. Therefore, we must maintain relationships with strategic partners throughout the world that are capable of providing high-quality sales and service efforts. If we lose a strategic partner in a key market, or if a current or future strategic partner fails to adequately provide customer service, our reputation will suffer and sales of our product and services could be substantially diminished.

WE MAY HAVE DIFFICULTIES SUCCESSFULLY MANAGING OUR GROWTH, WHICH MAY REDUCE OUR CHANCES OF ACHIEVING PROFITABILITY.

Our revenue has increased from $665,000 in 1995 to $18.2 million in 1999. Revenues increased $2.5 million, or 77.5%, to $5.8 million for the first quarter 2000 from $3.3 million for the first quarter 1999. We intend to continue to expand our business operations significantly in the future. We have also increased our number of employees from 109 at March 31, 1999, to 169 at March 31, 2000. Our existing management, operational, financial and human resources and management information systems and controls may be inadequate to support our future growth. If we are not able to manage our growth successfully, we will not grow as planned and our business could be adversely affected.

INFRINGEMENT OF OUR PROPRIETARY RIGHTS COULD AFFECT OUR COMPETITIVE POSITION, HARM OUR REPUTATION OR COST US MONEY.

We regard our product as proprietary. In an effort to protect our proprietary rights, we rely primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic partners, resellers and our clients, and employee and third-party non-disclosure agreements. These laws and agreements provide only limited protection of our proprietary rights. In addition, we have not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide us with adequate protection in all circumstances. Although we have patented or filed patent applications for some of the inventions embodied in our software, our means of protecting our proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use our technology without authorization and without our detection and without infringing our patents. A third party could also develop similar technology independently. In addition, the laws of some countries in which we sell our product do not protect our software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use or reverse engineering of our product could materially adversely affect our business, financial condition and results of operation.

INFRINGEMENT CLAIMS COULD ADVERSELY AFFECT US.

A third party could claim that our technology infringes its proprietary rights. As the number of software products in our target market increases and the functionality of these products overlap, we believe that software developers may face infringement claims. Although we do not believe that our product infringes any patents, if certain software and technology patents were interpreted broadly, claims of infringement against us, if successful, could have a material adverse effect on us. Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against us or our clients with respect to our current or future products may require us to enter into costly royalty arrangements or litigation, or otherwise materially and adversely affect us. Beginning in June 1999, we received letters from Rockwell Electronic Commerce Corporation claiming that our product utilizes technologies pioneered and patented by Rockwell. On January 5, 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that we had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. Our patent counsel has completed its initial review of the claims being asserted by Rockwell and believes that we likely have meritorious defenses to such claims. If a negotiated resolution of this matter is required, it could involve payment of license fees which would increase our expenses. We cannot assure you that the terms of any licensing arrangement would be favorable to us. A resolution could also require a redesign of our product or the removal of some of our product features. If a negotiated resolution is not achieved, we will vigorously defend this action. If we do not prevail, damages could be awarded and an injunction could be issued requiring us to cease certain activities. If infringement is deemed to be willful, a court may triple the awarded damages. Any of these activities could have a material adverse effect on our business, financial condition and results of operations. Regardless of outcome, litigation may result in substantial expense and significant diversion of our management and technical personnel.

WE MAY NOT BE ABLE TO HIRE AND RETAIN THE PERSONNEL WE NEED TO SUSTAIN OUR BUSINESS.

We depend on the continued services of our executive officers and other key personnel. The loss of services of any of our executive officers or key personnel could have a material adverse effect on our business, financial condition and results of operations.

We need to attract and retain highly-skilled technical and managerial personnel for whom there is intense competition. We have had some difficulty hiring highly skilled technical people due to the high market demand for their services. If we are unable to attract and retain qualified technical and managerial personnel, our results of operations could suffer and we may never achieve profitability.

Our financial success depends to a large degree on the ability of our direct sales force to increase sales. Therefore, our ability to increase revenue in the future depends considerably upon our success in recruiting, training and retaining additional direct sales personnel and the success of the direct sales force. Also, it may take a new salesperson a number of months before he or she becomes a productive member of our direct sales force. Our business will be harmed if we fail to hire or retain qualified sales personnel, or if newly hired salespeople fail to develop the necessary sales skills or develop these skills more slowly than we anticipate.

OUR INTERNATIONAL OPERATIONS AND EXPANSION INVOLVE FINANCIAL AND OPERATIONAL RISKS.

We intend to continue to expand our international operations and enter additional international markets. The expansion of our international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel and recruit additional international resellers. Revenue from international expansion may be inadequate to cover the expenses of international expansion.

Our expansion into new international markets may take longer than anticipated and could directly impact how quickly we increase product sales into these markets. International markets may take additional time and resources to penetrate successfully. Our product needs to be conformed to the language and infrastructure requirements of other countries. In addition, the acceptance of new technologies, such as e-mail and web-based forms of communication, may not occur as rapidly as in North America. This could have a material adverse impact on our business, financial condition and results of operation.

Other risks we may encounter in conducting international business activities generally could include the following:

  .  economic and political instability;

  .  unexpected changes in foreign regulatory requirements and laws;

  .  tariffs and other trade barriers;

  . timing, cost and potential difficulty of adapting our product to the local language standards in those foreign countries that do not use the English alphabet;

  .  longer sales cycles and accounts receivable payment cycles;

  .  potentially adverse tax consequences;

  .  fluctuations in foreign currencies; and

  .  restrictions on the repatriation of funds.

OUR PRODUCT AND THIRD PARTY SOFTWARE WE SELL WITH OUR PRODUCT COULD HAVE DEFECTS FOR WHICH WE ARE POTENTIALLY LIABLE AND THAT COULD RESULT IN LOSS OF REVENUE, INCREASED COSTS, LOSS OF OUR CREDIBILITY OR DELAY IN ACCEPTANCE OF OUR PRODUCT IN THE MARKET.

Our product, including components supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. The portions of our product used to manage e-mail and web-based interactions are relatively new and have not, as of yet, had significant client usage. Despite internal product testing, we have in the past discovered software errors in some of the versions of our product after their introduction. Errors in new products or versions could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from our other development efforts, or the loss of credibility with current or future clients. This could result in a loss of revenue or delay in market acceptance of our product, which could have a material adverse effect upon our business, financial condition and results of operations.

In addition, we have warranted to some of our clients, resellers and OEMs that our software is free of viruses. If a virus infects a client's computer software, the client could assert claims against us that could be costly and could have a material adverse effect on our business, financial condition and results of operations. Our license agreements with our clients typically contain provisions designed to limit our exposure to potential product liability and some contract claims.
Our license agreements also typically limit our client's entire remedy to either a refund of the price paid or modification of our product to satisfy our warranty. However, not all of these agreements contain these types of provisions and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. We also do not have executed license agreements with all of our clients. A product liability, warranty, or other claim brought against us could have a material adverse effect on our business, financial condition and results of operations. Performance interruptions at our client's system, most of which currently do not have back-up systems, could negatively affect demand for our products or give rise to claims against us.

The third party software we sell with our product may also contain errors or defects. Typically, our license agreements transfer any warranty from the original manufacturer of third party software to our clients to the extent permitted, but in some cases we provide warranties regarding third party software. Product liability, warranty or other claims brought against us with respect to such warranties could have a material adverse affect on our business, financial condition and results of operations.

WE DEPEND ON MICROSOFT CORPORATION TECHNOLOGIES AND OTHER THIRD PARTY SOFTWARE ON WHICH OUR PRODUCT RELIES.

Our software currently runs only on Microsoft Windows NT(TM) servers. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause us to incur significant development costs and could have a material adverse effect on our ability to market our current product. Although we believe that Microsoft technologies will continue to be widely used by businesses, we cannot assure you that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that we do not currently support. In addition, our products and technologies must continue to be compatible with new developments in Microsoft technologies.

We sell third party software with our product. If one or more of these third parties cease to sell their software, we will need to modify our product to use an alternative supplier or eliminate the affected product function, either of which could have a material adverse effect on our business and financial condition.

WE MAY NOT BE ABLE TO OBTAIN ADEQUATE FINANCING TO IMPLEMENT OUR GROWTH
STRATEGY.

Successful implementation of our growth strategy will likely require continued access to capital. If we do not generate sufficient cash from operations, our growth could be limited unless we are able to obtain capital through additional debt or equity financings. We cannot assure you that debt or equity financings will be available as required to fund growth and other needs.

Even if financing is available, it may not be on terms that are favorable to us or sufficient for our needs. If we are unable to obtain sufficient financing, we may be unable to fully implement our growth strategy.

IF OUR CLIENTS DO NOT PERCEIVE OUR PRODUCT OR SERVICES TO BE EFFECTIVE OR OF HIGH QUALITY, OUR BRAND AND NAME RECOGNITION WOULD SUFFER.

We believe that establishing and maintaining brand and name recognition is critical for attracting and expanding our targeted client base. We also believe that the importance of reputation and name recognition will increase as competition in our market increases. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts and on our success in continuing to provide high-quality products and services, neither of which can be assured. If our clients do not perceive our product or services to be effective or of high quality, our brand and name recognition would suffer which would have a material adverse effect on our business.

THE GROWTH OF OUR BUSINESS MAY BE IMPEDED WITHOUT INCREASED USE OF THE INTERNET.

The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services available over the Internet are still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, and pricing controls and inhibiting cross-border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by our clients and their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for our product and limit the growth of our revenue.

NATURAL MICROSYSTEMS, INC. MAY BECOME UNWILLING OR UNABLE TO CONTINUE TO SUPPLY US WITH VOICE PROCESSING BOARDS, REQUIRING US TO FIND A SUBSTITUTE SUPPLIER WHICH COULD PROVE DIFFICULT OR COSTLY.

Natural Microsystems, Inc. is currently our only supplier of the voice processing boards that are necessary for the operation of our product. If Natural Microsystems becomes unable or unwilling to continue to supply these voice processing boards in the volume, at the price and with the technical specifications we require, then we would have to adapt our product to perform with the voice processing boards of a substitute supplier. Introducing a new supplier of voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software compatibility problems. These problems could affect product shipments, be costly to correct or damage our reputation in the markets in which we operate, and could have a material adverse affect on our business, financial condition and results of operations.

                                   OTHER RISKS

OUR SHARE PRICE HAS BEEN AND MAY CONTINUE TO BE HIGHLY VOLATILE AND COULD DROP UNEXPECTEDLY.

The price for our common shares has been and may continue to be highly volatile and subject to wide fluctuations in response to the following factors:

  . quarterly variations in our operating results due to prolonged sales cycles and deviations between actual and expected sales;

  . announcements of technical innovations, new products or services by us or our competitors;

  .  changes in investor perception of us or the market for our product;

  .  changes in financial estimates by securities analysts; and

  .  changes in general economic and market conditions.

The shares of many technology companies have experienced significant fluctuations in trading price and volume. Often these fluctuations have been unrelated to operating performance. Declines in the market price of our common shares could also materially and adversely affect employee morale and retention, our access to capital and other aspects of our business.

IF OUR SHARE PRICE CONTINUES TO BE VOLATILE, WE MAY BECOME SUBJECT TO SECURITIES LITIGATION, WHICH IS EXPENSIVE AND COULD DIVERT OUR RESOURCES.

In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in our industry have been subject to this type of litigation. If the market value of our common shares experiences adverse fluctuations, and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted, causing our business to suffer.

WE MAY FACE A FINANCIAL LIABILITY ARISING OUT OF A POSSIBLE VIOLATION OF SECTION 5 OF THE SECURITIES ACT OF 1933 IN CONNECTION WITH AN E-MAIL SENT TO ALL OF OUR EMPLOYEES REGARDING PARTICIPATION IN OUR DIRECTED SHARE PROGRAM.

As part of our initial public offering, we and the underwriters made available up to 370,000 of our common shares at the initial public offering price for directors, business associates and related persons associated with us. On November 24, 1999, we sent an e-mail with respect to the proposed directed share program to all of our 147 employees setting forth procedural aspects of the directed share program and informing the recipients that their immediate families might have an opportunity to participate in the proposed directed share program. We did not deliver a preliminary prospectus prior to distribution of this e-mail as required by the Securities Act of 1933. In addition, the e-mail may have constituted a non-conforming prospectus under the Securities Act of 1933. As a result, we may have a contingent liability under Section 5 of the Securities Act of 1933. Any liability would depend upon the number of common shares purchased by the recipients of the e-mail. The recipients of the e-mail who purchased common shares in the initial public offering may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration paid in connection with their purchase of our common shares or, if they had already sold the shares, sue us for damages resulting from their purchase of our common shares. If any liability is asserted with respect to the e-mail, we will contest the matter vigorously. However, if all of the purchasers in the directed share program are awarded damages after an entire or substantial loss of their investment, the damages could total up to approximately $8.1 million plus interest based on the initial public offering price of $22.00 per share. If this occurs, our financial condition could be materially adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell these products in North America, Europe, South America, Asia, Africa, and Australia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As sales are generally made in U.S. dollars or British pound sterling, a strengthening of the dollar or pound could make our products less competitive in foreign markets.



PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the Company's unaudited condensed consolidated financial statements in Item 1 - Part I, of this quarterly report on Form 10-Q, which is hereby incorporated by reference.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) - (c)  Not applicable.

Use of Proceeds from Sales of Registered Securities.

(d) On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value. The managing underwriters in the offering were Chase Securities Inc., SG Cowen Securities Corporation and U.S. Bancorp Piper Jaffray Inc. The Common Shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000. All 4,255,000 Common Shares registered under the Registration Statement were sold at a price to the public of $22.00 per share. Of the 4,255,000 Common Shares registered and sold in the offering, 3,977,500 were sold by the Company and 277,500 were sold by a selling shareholder. The aggregate offering amount registered was $80,845,000, of which $5,272,500 was registered on behalf of a selling shareholder. An aggregate of $93,610,000 of our Common Shares was sold in the offering, of which $6,105,000 was sold by a selling shareholder. In connection with the offering, Apropos paid an aggregate of $6,125,350 in underwriting discounts and commissions and incurred approximately $2.0 million in other expenses.

The net offering proceeds to Apropos, after deducting out expenses, were approximately $79.3 million. We used approximately $10.5 million of the net offering proceeds for the following purposes:

     - To repay a secured bridge loan of approximately $5.2 million, including accrued interest;

     - To repay subordinated convertible promissory notes of approximately $1.6 million, including accrued interest; and

     - To repay amounts outstanding under our revolving credit facility of approximately $3.7 million, including accrued interest.

The balance of the net proceeds were predominantly held in short-term municipal securities and commercial paper at March 31, 2000.

None of our expenses or use of proceeds described above were direct or indirect payments to directors , officers, general partners of the Company or its associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By written consent dated February 7, 2000, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation, a new stock option plan, an employee stock purchase plan, indemnity agreements for the Board of Directors and certain officers and the election of the following directors :

Catherine R. Brady, Patrick K. Brady, Maurice A. Cox, Jr., Keith L. Crandell, Kevin G. Kerns, George B. Koch, Ian M. Larkin.

39 Shareholders of the Company consented to the aforementioned actions and 5 shareholders did not consent.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)The following exhibits are included herein :

(11)          Statement Regarding Computation of Per Share Earnings
(27)          Financial Data Schedule

(b)The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       APROPOS TECHNOLOGY, INC.
                                                       (REGISTRANT)


Date :  May 15, 2000                               By : /s/ Michael J. Profita
                                                       -------------------------
                                                       Michael J. Profita
                                                       Chief Financial Officer