Form 10-Q/A
period 2000-03-31
APROPOS TECHNOLOGY INC
filed 2000-08-11
CIK 1098803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -----------

                                FORM 10-Q/A No. 1

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF1934

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

                                  -----------


Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2)has been subject to such filing requirements for the past 90 days. X Yes No











On April 18, 2000, approximately 15,593,993 of the Registrant's Common Shares, $0.01 par value, were outstanding.

EXPLANATORY NOTE: THIS 10Q/A NO. 1 IS BEING FILED TO CHANGE THE NUMBER OF SHARES OUTSTANDING SET FORTH ON THE COVER PAGE OF THIS FORM 10-Q, IN PART I - ITEM 1 AND IN EXHIBITS 11 AND 27, DUE TO THE INADVERTENT OMISSION OF STOCK OPTIONS EXERCISED IN THE FIRST QUARTER OF 2000. AS A RESULT, THE BASIC AND DILUTED NET LOSS PER SHARE SET FORTH IN PART I - ITEM 1 AND IN EXHIBITS 11 AND 27 HAS ALSO CHANGED.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       APROPOS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
IN THOUSANDS, EXCEPT PER SHARE DATA
                                                                                           March 31,   December 31,
                                                                                             2000         1999
 Assets                                                                                   (Unaudited)   (Note 1)
                                                                                          -----------   --------
 Current assets :
          Cash and cash equivalents                                                         $ 70,117    $  3,467
          Accounts receivable, less allowance for doubtful accounts of
           $462 in 1999 and $492 in 2000                                                       9,498       8,942
          Inventory                                                                              474         364
          Prepaid and other current assets                                                       578         371
                                                                                            --------    --------
                   Total current assets                                                       80,667      13,144

 Equipment, net                                                                                1,934       1,618
 Note receivable from shareholder                                                                 57          54
 Other assets                                                                                     91         618
                                                                                            --------    --------
                   Total assets                                                             $ 82,749    $ 15,434
                                                                                            ========    ========

 Liabilities and shareholders' equity (deficit)
 Current liabilities :
          Revolving line of credit                                                          $   --      $  3,216
          Subordinated convertible promissory notes                                               28       1,474
          Bridge loan                                                                           --         3,485
          Accounts payable                                                                     1,626       1,094
          Accrued expenses                                                                     1,553       1,808
          Accrued compensation and related accruals                                            1,227       1,292
          Advance payments from customers                                                        625         584
          Deferred revenues                                                                    1,606       1,355
          Current portion of capital lease obligations                                           121         122
          Current portion of long-term debt                                                     --           186
                                                                                            --------    --------
                   Total current liabilities                                                   6,786      14,616

Capital lease obligations                                                                         29          54
Long-term debt, less current portion                                                            --           314


Convertible preferred shares, $0.01 par value, none authorized, issued and outstanding at
March 31, 2000,  3,995,483 authorized, issued and outstanding at December 31 , 1999             --        16,079

 Shareholders' equity (deficit) :

         Preferred shares, $0.01 par value, 5,000,000 authorized, no shares issued and
         outstanding                                                                            --          --
         Common shares, $0.01 par value, 60,000,000 authorized, 15,419,336 issued and outstanding at March 31, 2000, 3,055,883 issued and outstanding at December 31, 1999
                                                                                                 140          53
         Additional paid-in capital
                                                                                              98,736       2,932
         Accumulated deficit                                                                 (22,942)    (18,614)
                                                                                            --------    --------

                   Total shareholders' equity (deficit)                                       75,934     (15,629)
                                                                                            --------    --------

                   Total liabilities and shareholders' equity                               $ 82,749    $ 15,434
                                                                                            ========    ========

See notes to condensed consolidated financial statements.


                            APROPOS TECHNOLOGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
   IN THOUSANDS, EXCEPT PER SHARE DATA

                                             Three Months Ended March 31,
                                                  2000        1999
                                                  ----        ----
 Revenue :
 Software licenses                               $ 3,502    $ 1,710
 Services and other                                2,340      1,582
 Total revenue                                     5,842      3,292

 Costs and expenses :
 Cost of software                                    100         36
 Cost of services and other                        1,896      1,219
 Research and development                          1,643        869
 Sales and marketing                               3,218      2,408
 General and administrative                        1,991        905
                                                 -------    -------
 Total costs and expenses                          8,848      5,437


 Loss from operations                             (3,006)    (2,145)

 Other income (expense) :
 Interest income                                     455         22
 Interest expense                                 (1,778)       (16)
                                                 -------    -------
 Total other income (expense)                     (1,323)         6
                                                 -------    -------


 Net loss                                        $(4,329)   $(2,139)
                                                 =======    =======

 Basic and diluted net loss per share            $ (0.46)   $ (0.72)
                                                 =======    =======

Shares used in computing basic and diluted net
loss per share                                     9,370      2,975
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
                                                         ====================

See notes to condensed consolidated financial statements.

                            APROPOS TECHNOLOGY, INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2000

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Apropos Technology, Inc. ("the Company") is engaged in the business of developing and selling software, implementation, maintenance, and training services to companies in diversified industries. The Company's product enables customer interaction management for multimedia contact centers. The Company's core competency is its skill in developing advanced software applications and successfully linking those applications to a number of telephone systems, networks, and databases. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from licenses of its product and related services.

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


2.       LOSS PER SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares. The Company's calculation of diluted loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of common shares of the Company issuable upon the exercise of stock options. Options to purchase 2,129,354 common shares with exercise prices of $0.10 to $5.94 per share were outstanding as of March 31, 2000 and options to purchase 2,979,004 common shares with exercise prices of $0.10 to $0.91 per share were outstanding as of March 31, 1999.


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


                                             APROPOS TECHNOLOGY, INC.
                                             ------------------------
                                                   (REGISTRANT)


Date :  August 11, 2000                      By : /s/ Francis J. Leonard
      ---------------------                       ------------------------------
                                                  Francis J. Leonard
                                                  Chief Financial Officer