Form 10-Q
period 2000-06-30
APROPOS TECHNOLOGY INC
filed 2000-08-11
CIK 1098803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITITES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                  -----------


Indicate by check mark whether the registrant(1)has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and(2)has been subject to such filing requirements for the past 90 days. X Yes No











On August 4, 2000, approximately 16,073,596 of the Registrant's Common Shares, $0.01 par value, were outstanding.

                                      INDEX


                            APROPOS TECHNOLOGY, INC.

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Condensed consolidated balance sheets -                          3
              June 30, 2000 and December 31, 1999

              Condensed consolidated statements of operations -                4
              three and six months ended June 30, 2000 and 1999

              Condensed consolidated statements of cash flows -                5
              three and six months ended June 30, 2000 and 1999

              Notes to condensed consolidated financial statements -           6
              June 30, 2000

   Item 2.    Management's Discussion and Analysis of Financial                8
              Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk      12

PART II.  OTHER INFORMATION

   Item 1.     Legal Proceedings                                              13

   Item 2.     Changes in Securities and Use of Proceeds                      13

   Item 6.     Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                    14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            APROPOS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT PER SHARE DATA
                                                                                                  JUNE 30,      DECEMBER 31,
                                                                                                    2000            1999
 ASSETS                                                                                          (UNAUDITED)      (NOTE 1)
                                                                                                 -----------      --------
 CURRENT ASSETS :
          CASH AND CASH EQUIVALENTS                                                               $  67,143       $   3,467
          ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
           $485 IN 2000 AND $462 IN 1999                                                             11,502           8,942
          INVENTORY                                                                                     407             364
          PREPAID AND OTHER CURRENT ASSETS                                                            1,565             371
                                                                                                  ---------       ---------
                   TOTAL CURRENT ASSETS                                                              80,617          13,144

 EQUIPMENT, NET                                                                                       2,310           1,618
 NOTE RECEIVABLE FROM SHAREHOLDER                                                                        57              54
 OTHER ASSETS                                                                                           449             618
                                                                                                  ---------       ---------
                   TOTAL ASSETS                                                                  $   83,433       $  15,434
                                                                                                 ==========       =========

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES :
          REVOLVING LINE OF CREDIT                                                                 $      -       $   3,216
          SUBORDINATED CONVERTIBLE PROMISSORY NOTES                                                       -           1,474
          BRIDGE LOAN                                                                                     -           3,485
          ACCOUNTS PAYABLE                                                                            1,720           1,094
          ACCRUED EXPENSES                                                                            2,607           1,808
          ACCRUED COMPENSATION AND RELATED ACCRUALS                                                   1,799           1,292
          ADVANCE PAYMENTS FROM CUSTOMERS                                                               675             584
          DEFERRED REVENUES                                                                           2,211           1,355
          CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS                                                  122             122
          CURRENT PORTION OF LONG-TERM DEBT                                                               -             186
                                                                                                  ---------       ---------
                   TOTAL CURRENT LIABILITIES                                                          9,134          14,616

CAPITAL LEASE OBLIGATIONS                                                                                 7              54
LONG-TERM DEBT, LESS CURRENT PORTION                                                                      -             314

CONVERTIBLE PREFERRED SHARES, $0.01 PAR VALUE, NONE AUTHORIZED, ISSUED AND
OUTSTANDING AT JUNE 30, 2000, 3,995,483 AUTHORIZED, ISSUED AND OUTSTANDING AT
DECEMBER 31 , 1999                                                                                        -          16,079

 SHAREHOLDERS' EQUITY (DEFICIT) :
         PREFERRED SHARES, $0.01 PAR VALUE, 5,000,000 AUTHORIZED, NO SHARES
         ISSUED AND OUTSTANDING                                                                           -               -
         COMMON SHARES, $0.01 PAR VALUE, 60,000,000 AUTHORIZED, 16,028,907
         ISSUED AND OUTSTANDING AT JUNE 30, 2000, 3,055,883 ISSUED AND
         OUTSTANDING AT DECEMBER 31, 1999                                                               146              53
         ADDITIONAL PAID-IN CAPITAL                                                                  99,062           2,932
         ACCUMULATED DEFICIT                                                                        (24,916)        (18,614)
                                                                                                  ---------       ---------

                   TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              74,292         (15,629)
                                                                                                  ---------       ---------

                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  83,433       $  15,434
                                                                                                  =========       =========


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            APROPOS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                      2000            1999            2000            1999
                                                                      ----            ----            ----            ----
 REVENUE :
 SOFTWARE LICENSES                                                 $    4,038       $   2,468      $    7,540      $    4,178
 SERVICES AND OTHER                                                     2,972           1,632           5,312           3,214
                                                                   ----------       ---------      ----------      ----------
 TOTAL REVENUE                                                          7,010           4,100          12,852           7,392

 COSTS AND EXPENSES :
 COST OF SOFTWARE                                                         104              44             204              80
 COST OF SERVICES AND OTHER                                             1,971           1,151           3,868           2,370
 SALES AND MARKETING                                                    3,497           2,293           6,715           4,701
 RESEARCH AND DEVELOPMENT                                               1,738             958           3,381           1,827
 GENERAL AND ADMINISTRATIVE                                             2,745             858           4,735           1,763
                                                                   ----------       ---------      ----------      ----------
 TOTAL COSTS AND EXPENSES                                              10,055           5,304          18,903          10,741
                                                                   ----------       ---------      ----------      ----------

 LOSS FROM OPERATIONS                                                  (3,045)         (1,204)         (6,051)         (3,349)

 OTHER INCOME (EXPENSE) :
 INTEREST INCOME                                                        1,101               5           1,556              27
 INTEREST EXPENSE                                                         (29)            (30)         (1,806)            (46)
                                                                   ----------       ---------      ----------      ----------
 TOTAL OTHER INCOME (EXPENSE)                                           1,072             (25)           (250)            (19)
                                                                   ----------       ---------      ----------      ----------

 NET LOSS                                                              (1,973)         (1,229)         (6,301)         (3,368)
                                                                   ==========       =========      ==========      ==========


 BASIC AND DILUTED NET LOSS PER SHARE                              $    (0.13)      $   (0.41)     $    (0.50)     $    (1.13)
                                                                   ==========       =========      ==========      ==========

 SHARES USED IN COMPUTING BASIC AND DILUTED NET
LOSS PER SHARE                                                         15,749           2,977          12,559           2,976
                                                                   ==========       =========      ==========      ==========














SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            APROPOS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS
                                                                                SIX MONTHS ENDED JUNE 30,
                                                                               2000                    1999
                                                                               ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES :
NET LOSS                                                                   $     (6,301)          $     (3,368)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED FOR
 OPERATING ACTIVITIES :
     DEPRECIATION AND AMORTIZATION                                                  355                    255
     PROVISION FOR DOUBTFUL ACCOUNTS                                                 63                     16
     STOCK COMPENSATION EXPENSE                                                     508                      -
     AMORTIZATION OF DEBT DISCOUNT                                                1,549                      -
     CHANGES IN OPERATING ASSETS AND LIABILITIES :
        ACCOUNTS RECEIVABLE                                                      (2,623)                (2,223)
        INVENTORY                                                                   (43)                   (82)
        PREPAID EXPENSES AND OTHER CURRENT ASSETS                                (1,194)                  (120)
        OTHER ASSETS                                                                161                    (27)
        NOTES RECEIVABLE FROM SHAREHOLDER                                            (2)                    (2)
        ACCOUNTS PAYABLE                                                            626                    362
        ACCRUED EXPENSES                                                            798                    189
        ACCRUED COMPENSATION AND RELATED ACCRUALS                                   507                    (23)
        ADVANCED PAYMENTS FROM CUSTOMERS                                             91                    298
        DEFERRED REVENUE                                                            856                    205
                                                                           ------------           ------------
NET CASH USED FOR OPERATING ACTIVITIES                                           (4,649)                (4,520)
                                                                           ------------           ------------


CASH FLOWS FROM INVESTING ACTIVITIES :
PURCHASES OF EQUIPMENT                                                           (1,047)                  (494)
                                                                           ------------           ------------
NET CASH USED FOR INVESTING ACTIVITIES                                           (1,047)                  (494)
                                                                           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES :
PAYMENT ON REVOLVING LINE OF CREDIT                                              (3,216)                     -
PAYMENT ON BRIDGE LOAN                                                           (5,000)                     -
PAYMENT ON SUBORDINATED PROMISSORY NOTES                                         (1,500)                     -
REPAYMENTS OF NOTES PAYABLE                                                        (500)                     -
PROCEEDS FROM REVOLVING LINE OF CREDIT                                                -                  1,750
PROCEEDS FROM NOTE PAYABLE                                                            -                     42
PROCEEDS FROM BRIDGE LOAN                                                             -                  1,500
PRINCIPAL PAYMENTS OF CAPITAL LEASE OBLIGATIONS                                     (47)                   (75)
PROCEEDS FROM EXERCISE OF OPTIONS                                                   315                      -
NET PROCEEDS FROM ISSUANCE OF COMMON SHARES                                      79,320                      -
                                                                           ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        69,372                  3,217
                                                                           ------------           ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          63,676                 (1,797)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    3,467                  3,170
                                                                           ------------           ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $     67,143           $      1,373

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            APROPOS TECHNOLOGY, INC.

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2000

1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

Apropos Technology, Inc. (the "Company") is engaged in the business of developing and selling software and implementation, maintenance, and training services to companies in diversified industries. The Company's product enables customer interaction management for multimedia contact centers. The Company's core competency is its skill in developing advanced software applications and successfully linking those applications to a number of communication systems, networks, and databases. Principal operations of the Company commenced during 1995. The Company currently derives substantially all of its revenues from licenses of its product and related services.

On June 9, 1997, the Company established a wholly owned subsidiary in the United Kingdom, Apropos Technology, Limited. The purpose of this entity is to market the Company's product throughout Europe.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included its Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 16, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.

2.       LOSS PER SHARE

Basic loss per share is calculated based on the weighted-average number of outstanding common shares. Diluted loss per share is calculated based on the weighted-average number of outstanding common shares plus the effect of dilutive potential common shares.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts ):

                                                  THREE MONTHS ENDED JUNE 30     SIX MONTHS ENDED JUNE 30
                                                  --------------------------     ------------------------
                                                      2000          1999           2000           1999
                                                      ----          -----          -----          ----

 NET LOSS                                          $  (1,973)    $  (1,229)      $  (6,301)     $  (3,368)

 BASIC AND DILUTED
 -----------------

 WEIGHTED AVERAGE SHARES USED TO COMPUTE NET
LOSS PER SHARE :                                       15,749         2,977         12,559          2,976
                                                   ----------    ----------      ----------    ----------

 BASIC AND DILUTED NET LOSS PER SHARE :            $    (0.13)   $    (0.41)     $   (0.50)    $    (1.13)
                                                   ==========    ==========      ==========    ==========

The Company's calculation of diluted loss per share excludes potential common shares as the effect would be antidilutive. Potential common shares are composed of common shares of the Company issuable upon the exercise of stock options. Options to purchase 1,673,849 common shares with exercise prices of $0.10 to $17.00 per share were outstanding as of June 30, 2000 and options to purchase 3,196,008 common shares with exercise prices of $0.10 to $1.37 per share were outstanding as of June 30, 1999.

3.       SHAREHOLDERS' EQUITY

On February 23, 2000, the Company completed an initial public offering of 3,977,500 shares at an offering price of $22.00 per share. The net proceeds to the Company from the public offering after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $79.3 million. The Company used approximately $10.5 million to repay principal and interest on debt. The balance of the net proceeds are held in commercial paper.

4.       STOCK COMPENSATION

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common shares as of the grant date for each stock option. The Company has recorded stock compensation of $254,000 and $508,000 through the three and six month period ended June 30, 2000. This stock compensation expense represents the difference at the grant date between the exercise price and the pre-IPO fair value of the common shares underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years.

5.   GEOGRAPHIC INFORMATION

Geographic information on revenue for the three months and six months ended June 30, 2000 and 1999, respectively are as follows :

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                 JUNE 30,
                                           2000        1999         2000        1999
                                           ----        ----         ----        ----
 NORTH AMERICA                             74.8%       86.0%        72.4%       84.4%
 INTERNATIONAL                             25.2%       14.0%        27.6%       15.6%
                                           -----       -----        -----       -----
 TOTAL REVENUE                            100.0%      100.0%       100.0%      100.0%
                                          ======      ======       ======      ======

The Company attributes its revenues to countries based on the country in which the client is located. The Company's long-lived assets located outside the United States are not considered material.

6.   CONTINGENCIES

In June 2000, an arbitration proceeding was concluded with respect to a claim which was previously brought by a former reseller, alleging that the Company had breached a contract between the two companies. Under the arbitration settlement, which releases the Company from further liability, the Company agreed to provide monetary relief in the amount of $1,350,000. The payment was made on July 3, 2000. The Company had previously recorded an estimated liability in the amount of $400,000 for the probable exposure. The additional charge of $950,000 was recognized in the second quarter of 2000, and was included in "General and administrative" expenses in the accompanying financial statements.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained in this section, the following discussion contains forward-looking statements that involve risks and uncertainties. Apropos' actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed in its quarterly report on Form 10-Q for the quarter ended March 31, 2000, this quarterly report on Form 10-Q and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in connection with the Company's initial public offering. Any forward-looking statements speak only as of the date such statements are made.


OVERVIEW

The Company develops, markets and supports a market leading customer interaction management solution for multimedia contact centers. The Company's operations commenced in January 1989, and, from inception to early 1995, operating activities consisted primarily of research and development and consulting. In March 1995, the first software product was shipped. In February 2000, the Company completed its initial public offering.

Revenue. Revenue is derived principally from the sale of software licenses and from fees for implementation, technical support and training services. Revenue is also derived from the sale of certain third party hardware products such as voice cards required to implement the Company's solution.

Revenue is recognized from the sale of software and hardware upon shipment. Revenue from fees for implementation services is recognized using the percentage of completion method. Percentage of completion is calculated based on the estimated total number of hours of service required to complete an implementation project and the number of actual hours of service rendered. Support and maintenance services are recognized ratably over the term of the maintenance contract, which are typically annual contracts. Training services are recognized as such services are completed.

Cost of revenue. Cost of revenue consists primarily of:

    o the cost of compensation for technical support, education and professional services personnel;

    o other costs related to facilities and office equipment for technical support, education and professional services personnel;

    o the cost of third party hardware the Company resells as part of its solution; and

    o     payments for third party software used with the Company's product.

Costs of software, maintenance, support and training services and hardware are recognized as they are incurred.

Other operating expenses. Operating expenses are recognized as incurred. Sales and marketing expenses consist primarily of compensation, commission and travel expenses along with other marketing expenses, including trade shows, public relations, telemarketing campaigns and other promotional expenses. Research and development expenses consist primarily of compensation expenses for personnel and, to a lesser extent, independent contractors who adapt product for specific countries. General and administrative expenses consist primarily of compensation for administrative, financial and information technology personnel and a number of non-allocable costs, including professional fees, legal fees, accounting fees and bad debts.

Interest income and expenses. Interest income is generated by the investment of cash raised in prior rounds of equity financing. Interest expense is generated primarily from charges for amounts owed under the Company's line of credit and capital lease lines of credit.



RESULTS OF OPERATIONS

The following table sets forth financial data for the periods indicated as a percentage of total revenue.

------------------------------------------------------------------------------------------------
                                          PERCENTAGE    PERCENTAGE   PERCENTAGE    PERCENTAGE
                                          OF REVENUE    OF REVENUE   OF REVENUE    OF REVENUE
                                          THREE MONTHS  THREE MONTHS SIX MONTHS    SIX MONTHS
                                          ENDED JUNE    ENDED JUNE   ENDED JUNE    ENDED JUNE
                                          30,           30,           30,          30,
------------------------------------------------------------------------------------------------
                                              2000          1999         2000          1999
 REVENUE :
 SOFTWARE LICENSES                                57.6%        60.2%         58.7%        56.5%
 SERVICES AND OTHER                                42.4         39.8          41.3         43.5
                                          ------------------------------------------------------
 TOTAL REVENUE                                    100.0        100.0         100.0        100.0
                                          ------------------------------------------------------

 COSTS AND EXPENSES :
 COST OF SOFTWARE                                   1.5          1.1           1.6          1.1
 COST OF SERVICES AND OTHER                        28.1         28.1          30.1         32.0
 SALES AND MARKETING                               49.9         55.9          52.3         63.6
 RESEARCH AND DEVELOPMENT                          24.8         23.4          26.3         24.7
 GENERAL AND ADMINISTRATIVE                        39.1         20.9          36.8         23.9
                                          ------------------------------------------------------
 TOTAL COSTS AND EXPENSES                         143.4        129.4         147.1        145.3
                                          ------------------------------------------------------

 OPERATING LOSS                                  (43.4)       (29.4)        (47.1)       (45.3)

 OTHER INCOME (EXPENSE) :                          15.3        (0.6)         (1.9)        (0.3)

                                          ------------------------------------------------------
 NET LOSS                                       (28.1)%      (30.0)%       (49.0)%      (45.6)%
                                          ======================================================

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenue. Revenue increased by 71.0% to $7.0 million for the three months ended June 30, 2000 from $4.1 million for the three months ended June 30, 1999. Revenue from international sales increased by $1.2 million to $1.8 million for the three months ended June 30, 2000 from $0.6 million for the three months ended June 30, 1999.

Revenue from software licenses. Revenue from the sale of licenses for software increased 63.6% to $4.0 million for the three months ended June 30, 2000 from $2.5 million for the three months ended June 30, 1999. The increase in software revenue resulted from a growing market acceptance of the Company's solution, its expanded sales and marketing efforts and the introduction of new product features.

Revenue from services and other. Revenue from fees for services and other increased 82.1% to $3.0 million for the three months ended June 30, 2000 from $1.6 million for the three months ended June 30, 1999. The growth in revenue from services and other resulted primarily from growth in professional services and maintenance revenue as the Company's client base increased over this period.

Costs and expenses. Total costs and expenses increased 89.6% to $10.1 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999. These increases primarily reflect increases in the Company's sales and marketing efforts and general and administrative expenses. The continued investment in staffing resulted in headcount additions increasing total headcount by 61.9% to 191 employees at June 30, 2000 from 118 employees at June 30, 1999. As a percentage of total revenue, costs and expenses were 143.4% for the three months ended June 30, 2000 and 129.4% for the three months ended June 30, 1999.

Cost of software. Cost of software increased 136.4% to $104,000 for the three months ended June 30, 2000 from $44,000 for the three months ended June 30, 1999. This cost represented 2.6% of software revenue for the three months ended June 30, 2000 and 1.8% of software revenue for the three months ended June 30, 1999. These increases resulted from increased software sales and increased third party content required for various new product features.

Cost of services and other. Cost of services and other increased 71.2% to $2.0 million for the three months ended June 30, 2000 from $1.2 million for the three months ended June 30, 1999. These costs represented 66.3% of services and other revenue for the three months ended June 30, 2000 and 70.5% of services and other revenue for the three months ended June 30, 1999. These increases are due primarily to the hiring of additional project managers, programmers, technical support and trainers to expand the professional services organization. These increases also reflect the cost of third party hardware sold to clients during these periods.

Sales and marketing. Sales and marketing expenses increased 52.5% to $3.5 million for the three months ended June 30, 2000 from $2.3 million for the three months ended June 30, 1999. The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel, an increase in sales commissions associated with increased revenues, and increased marketing activities, including tradeshows, public relations activities and advertisements.

Research and development. Research and development expenses increased 81.4% to $1.7 million for the three months ended June 30, 2000 from $958,000 for the three months ended June 30, 1999. The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance product.

General and administrative. General and administrative expenses increased $1.9 million to $2.7 million for the three months ended June 30, 2000 from $858,000 for the three months ended June 30, 1999. The increases in general and administrative expenses were primarily due to additional personnel necessary to support the Company's growing operations in the United States and its international subsidiary in the United Kingdom, as well as accruals for compensation expense related to option grants and other general corporate expenses. In addition, an accrual of $950,000 was recorded for an arbitration settlement related to a dispute with a former reseller.

Other income and expense. Interest income increased to $1.1 million for the three months ended June 30, 2000 from $5,000 for the three months ended June 30, 1999. The increase in interest income is a result of higher cash balances primarily from the net proceeds from the initial public offering.

Income Taxes. There has been no provision or benefit for income taxes for any period since 1995 due to operating losses. As of June 30, 2000, the Company had $21.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning 2012. The use of these net operating losses may be limited in future periods.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenue. Revenue increased by 73.9% to $12.9 million for the six months ended June 30, 2000 from $7.4 million for the six months ended June 30, 1999. Revenue from international sales increased by $2.4 to $3.6 million for the six months ended June 30, 2000 from $1.2 million for the six months ended June 30, 1999.

Revenue from software licenses. Revenue from the sale of licenses for software increased 80.5% to $7.5 million for the six months ended June 30, 2000 from $4.2 million for the six months ended June 30, 1999. The increase in software revenue resulted from a growing market acceptance of the Company's solution, its expanded sales and marketing efforts and the introduction of new product features.

Revenue from services and other. Revenue from fees for services and other increased 65.3% to $5.3 million for the six months ended June 30, 2000 from $3.2 million for the six months ended June 30, 1999. The growth in revenue from services and other resulted primarily from growth in professional services and maintenance revenue as the Company's client base increased over this period.

Costs and expenses. Total costs and expenses increased 76.0% to $18.9 million for the six months ended June 30, 2000 from $10.7 million for the six months ended June 30, 1999. These increases primarily reflect increases in the Company's sales and marketing efforts and general and administrative expenses. As a percentage of total revenue, costs and expenses were 147.1% for the six months ended June 30, 2000 and 145.3% for the six months ended June 30, 1999.

Cost of software. Cost of software increased 155.0% to $204,000 for the six months ended June 30, 2000 from $80,000 for the six months ended June 30, 1999. This cost represented 2.7% of software revenue for the six months ended June 30, 2000 and 1.9% of software revenue for the six months ended June 30, 1999. These increases resulted from increased software sales and increased third party content required for various new product features.

Cost of services and other. Cost of services and other increased 63.2% to $3.9 million for the six months ended June 30, 2000 from $2.4 million for the six months ended June 30, 1999. These costs represented 72.8% of services and other revenue for the six months ended June 30, 2000 and 73.7% of services and other revenue for the six months ended June 30, 1999. These increases are due primarily to the hiring of additional project managers, programmers, technical support and trainers to expand the professional services organization. These increases also reflect the cost of third party hardware sold to clients during these periods.

Sales and marketing. Sales and marketing expenses increased 42.8% to $6.7 million for the six months ended June 30, 2000 from $4.7 million for the six months ended June 30, 1999. The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel, an increase in sales commissions associated with increased revenues, and increased marketing activities, including tradeshows, public relations activities and advertisements.

Research and development. Research and development expenses increased 85.1% to $3.4 million for the six months ended June 30, 2000 from $1.8 million for the six months ended June 30, 1999. The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance product.

General and administrative. General and administrative expenses increased 168.6% to $4.7 million for the six months ended June 30, 2000 from $1.8 million for the six months ended June 30, 1999. The increases in general and administrative expenses were primarily due to additional personnel necessary to support the Company's growing operations in the United States and its international subsidiary in the United Kingdom, as well as accruals for compensation expense related to option grants and other general corporate expenses. In addition, an accrual of $950,000 was recorded for an arbitration settlement related to a dispute with a former reseller.

Other income and expense. Interest income increased to $1.6 million for the six months ended June 30, 2000 from $27,000 for the six months ended June 30, 1999. Interest expense increased to $1.8 million for the six months ended June 30, 2000 from $46,000 for the six months ended June 30, 1999. The increase in interest income is a result of higher cash balances primarily from the net proceeds from the initial public offering. The increase in interest expense is primarily due to a charge of $1.6 million for the fair market value of warrants issued in connection with a bridge loan, which was repaid on February 29, 2000, and to a lesser extent increases in debt payable under the Company's line of credit and capital leases.

Income Taxes. There has been no provision or benefit for income taxes for any period since 1995 due to operating losses. As of June 30, 2000, the Company had $21.9 million of net operating loss carryforwards for federal income tax purposes, which expire beginning 2012. The use of these net operating losses may be limited in future periods.

Liquidity and Capital Resources

In February 2000, the Company sold 3,977,500 common shares in its initial public offering and realized net proceeds of approximately $79.3 million. Prior to the offering, the Company had financed its operations primarily from the private sales of convertible preferred shares totaling approximately $16.0 million, bank debt, and to a lesser extent, from lease financing.

Operating activities used $4.6 million of cash for the six months ended June 30, 2000, which is primarily attributable to net losses experienced during the period as the Company continues to invest in product development, expansion of its sales force and infrastructure to support growth. The cash used in operations was offset by amortization of stock-based compensation and the amortization of debt discount. Operating activities used $4.5 million of cash for the six months ended June 30, 1999, which was primarily attributable to net losses experienced during that period.

Investing activities, consisting primarily of purchases of computer hardware, software and furniture and fixtures and leasehold improvements to support the Company's growing number of employees, used $1.0 million of cash for the six months ended June 30, 2000. Investing activities used $494,000 of cash for the six months ended June 30, 1999, which was primarily due to purchases of computer hardware, software and furniture and fixtures, and leasehold improvements.

Financing activities generated $69.4 million in cash for the six months ended June 30, 2000, primarily from the net proceeds of the Company's initial public offering offset by repayment of debt. Financing activities generated $3.2 million in cash for the six months ended June 30, 1999, primarily from proceeds from the Company's revolving line of credit and a bridge loan.

The Company expects to devote substantial resources to continue research and development efforts, expand sales channels, increase marketing programs, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the net proceeds from the sale of the common shares in the initial public offering will be sufficient to meet the working capital and capital expenditure requirements for at least the next 12 months. However, the Company may also need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or respond to competitive pressures. Additional funding may not be available on favorable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company develops products in the United States and sells these products in North America, Europe, South America, Asia, Africa, and Australia. As a result, its financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As sales are generally made in U.S. dollars or British pound sterling, a strengthening of the dollar or pound could make the Company's products less competitive in foreign markets.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the Company's unaudited condensed consolidated financial statements in Part I - Item 1, of this quarterly report on Form 10-Q, which is hereby incorporated by reference.

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

The net offering proceeds to Apropos, after deducting expenses, were approximately $79.3 million. From the effective date of such Registration Statement to June 30, 2000, approximately $10.5 million of the net proceeds were used for the repayment of debt and approximately $4.7 million were used for general corporate purposes including operating losses, working capital and capital expenditures.

The balance of the net proceeds were held in commercial paper at June 30, 2000.

None of the Company's expenses or use of proceeds described above were direct or indirect payments to directors , officers, general partners of the Company or its associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein :

(27)         Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           APROPOS TECHNOLOGY, INC.
                                           ------------------------
                                           (REGISTRANT)


Date :  August 10, 2000                   By : /s/  Francis J. Leonard
        ---------------                   --------------------------------------
                                                    Francis J. Leonard
                                                    Chief Financial Officer