Form 10-Q
period 2000-09-30
APROPOS TECHNOLOGY INC
filed 2000-11-13
CIK 1098803

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITITES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                  -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2)has been subject to such filing requirements for the past 90 days. X Yes No


On November 3, 2000, approximately 16,293,965 of the Registrant's Common Shares, $0.01 par value, were outstanding.

                                      INDEX


                            APROPOS TECHNOLOGY, INC.

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Condensed consolidated balance sheets -                          3
              September 30, 2000 and December 31, 1999

              Condensed consolidated statements of operations -                4
              three and nine months ended September 30, 2000 and 1999

              Condensed consolidated statements of cash flows -                5
              nine months ended September 30, 2000 and 1999

              Notes to condensed consolidated financial statements -           6
              September 30, 2000

   Item 2.    Management's Discussion and Analysis of Financial                8
              Condition and Results of Operations

   Item 3.    Quantitative and Qualitative Disclosures about Market Risk      14

PART II. OTHER INFORMATION

   Item 1.    Legal Proceedings                                               15

   Item 2.    Changes in Securities and Use of Proceeds                       15

   Item 6.    Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                    16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            APROPOS TECHNOLOGY, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       IN THOUSANDS, EXCEPT SHARE AMOUNTS
                                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                                    2000             1999
 ASSETS                                                                                         (UNAUDITED)        (NOTE 1)
                                                                                                -----------        --------
 CURRENT ASSETS :
          CASH AND CASH EQUIVALENTS                                                                 $  1,226        $   3,467
          SHORT TERM INVESTMENTS                                                                      63,825                -
          ACCOUNTS RECEIVABLE, LESS ALLOWANCE FOR DOUBTFUL ACCOUNTS OF
           $473 IN 2000 AND $462 IN 1999                                                              11,975            8,942
          INVENTORY                                                                                      420              364
          PREPAID AND OTHER CURRENT ASSETS                                                               646              371
                                                                                            ----------------------------------
                   TOTAL CURRENT ASSETS                                                               78,092           13,144

 EQUIPMENT, NET                                                                                        3,141            1,618
 NOTE RECEIVABLE FROM SHAREHOLDER                                                                         57               54
 OTHER ASSETS                                                                                            430              618
                                                                                            ----------------------------------
                   TOTAL ASSETS                                                                    $  81,720        $  15,434
                                                                                            ==================================

 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
 CURRENT LIABILITIES :
          REVOLVING LINE OF CREDIT                                                                  $      -        $   3,216
          SUBORDINATED CONVERTIBLE PROMISSORY NOTES                                                        -            1,474
          BRIDGE LOAN                                                                                      -            3,485
          ACCOUNTS PAYABLE                                                                               624            1,094
          ACCRUED EXPENSES                                                                             2,441            1,808
          ACCRUED COMPENSATION AND RELATED ACCRUALS                                                    1,955            1,292
          ADVANCE PAYMENTS FROM CUSTOMERS                                                                780              584
          DEFERRED REVENUES                                                                            2,062            1,355
          CURRENT PORTION OF CAPITAL LEASE OBLIGATIONS                                                    99              122
          CURRENT PORTION OF LONG-TERM DEBT                                                                -              186
                                                                                            ----------------------------------
                   TOTAL CURRENT LIABILITIES                                                           7,961           14,616

CAPITAL LEASE OBLIGATIONS                                                                                  -               54
LONG-TERM DEBT, LESS CURRENT PORTION                                                                       -              314

CONVERTIBLE PREFERRED SHARES, $0.01 PAR VALUE, NONE AUTHORIZED, ISSUED AND
OUTSTANDING AT SEPTEMBER 30, 2000, 3,995,483 AUTHORIZED, ISSUED AND OUTSTANDING AT
DECEMBER 31 , 1999                                                                                         -           16,079

 SHAREHOLDERS' EQUITY (DEFICIT) :
         PREFERRED SHARES, $0.01 PAR VALUE, 5,000,000 AUTHORIZED, NO SHARES
         ISSUED AND OUTSTANDING                                                                            -                -
         COMMON SHARES, $0.01 PAR VALUE, 60,000,000 AUTHORIZED, 16,264,468
         ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2000, 3,055,883 ISSUED AND
         OUTSTANDING AT DECEMBER 31, 1999                                                                162               53
         ADDITIONAL PAID-IN CAPITAL                                                                   99,400            2,932
         ACCUMULATED DEFICIT                                                                        (25,803)         (18,614)
                                                                                            ----------------------------------
                    TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                              73,759         (15,629)
                                                                                            ----------------------------------
                   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  81,720        $  15,434
                                                                                            ==================================

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            APROPOS TECHNOLOGY, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                       IN THOUSANDS, EXCEPT PER SHARE DATA

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                                    2000            1999            2000            1999
                                                                    ----            ----            ----            ----
 REVENUE :
    SOFTWARE LICENSES                                                 $  5,403        $  2,838        $ 12,943        $  7,016
    SERVICES AND OTHER                                                   2,832           2,170           8,143           5,384
                                                               ----------------------------------------------------------------
 TOTAL REVENUE                                                           8,235           5,008          21,086          12,400

 COST OF GOODS AND SERVICES :
    COST OF SOFTWARE                                                       222              96             426             176
    COST OF SERVICES AND OTHER                                           1,742           1,627           5,609           3,997
                                                               ----------------------------------------------------------------
TOTAL COST OF GOODS AND SERVICES                                         1,964           1,723           6,035           4,173
                                                               ----------------------------------------------------------------

GROSS MARGIN                                                             6,271           3,285          15,051           8,227

OPERATING EXPENSES:
    SALES AND MARKETING                                                  4,022           2,283          10,583           6,984
    RESEARCH AND DEVELOPMENT                                             1,795           1,130           5,016           2,957
    GENERAL AND ADMINISTRATIVE                                           2,147           1,845           6,687           3,608
    STOCK COMPENSATION CHARGE                                              254             119             762             119
                                                               ----------------------------------------------------------------
 TOTAL OPERATING EXPENSES                                                8,218           5,377          23,048          13,668
                                                               ----------------------------------------------------------------

 LOSS FROM OPERATIONS                                                  (1,947)         (2,092)         (7,997)         (5,441)

 OTHER INCOME (EXPENSE) :
    INTEREST INCOME                                                     1,064               5            2,621              32
    INTEREST EXPENSE                                                      (5)           (153)          (1,813)           (199)
                                                               ----------------------------------------------------------------
 TOTAL OTHER INCOME (EXPENSE)                                           1,059           (148)              808           (167)
                                                               ----------------------------------------------------------------

 NET LOSS                                                           $   (888)      $  (2,240)       $  (7,189)      $  (5,608)
                                                               ================================================================

 BASIC AND DILUTED NET LOSS PER SHARE                               $  (0.06)      $   (0.75)       $   (0.52)      $   (1.89)
                                                               ================================================================

 SHARES USED IN COMPUTING BASIC AND DILUTED NET
LOSS PER SHARE                                                        16,136           2,987           13,761           2,974
                                                               ================================================================








SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                            APROPOS TECHNOLOGY, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                  IN THOUSANDS
                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                              2000                    1999
                                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES :
NET LOSS                                                                   $    (7,189)           $     (5,608)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED FOR
 OPERATING ACTIVITIES :
     DEPRECIATION AND AMORTIZATION                                                  587                    389
     PROVISION FOR DOUBTFUL ACCOUNTS                                                 63                     57
     STOCK COMPENSATION CHARGE                                                      762                    119
     AMORTIZATION OF DEBT DISCOUNT                                                1,549                     44
     CHANGES IN OPERATING ASSETS AND LIABILITIES :
        ACCOUNTS RECEIVABLE                                                     (3,096)                (4,492)
        INVENTORY                                                                  (56)                  (104)
        PREPAID EXPENSES AND OTHER CURRENT ASSETS                                 (275)                   (80)
        OTHER ASSETS                                                                180                    (7)
        NOTES RECEIVABLE FROM SHAREHOLDER                                           (2)                    (2)
        ACCOUNTS PAYABLE                                                          (470)                    670
        ACCRUED EXPENSES                                                            632                    800
        ACCRUED COMPENSATION AND RELATED ACCRUALS                                   664                    235
        ADVANCED PAYMENTS FROM CUSTOMERS                                            196                    175
        DEFERRED REVENUE                                                            707                    727
                                                                 -----------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                                          (5,748)                (7,077)
                                                                 -----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES :
     PURCHASES OF EQUIPMENT                                                     (2,110)                  (872)
     PURCHASES OF SHORT TERM INVESTMENTS                                       (63,825)                      -
                                                                 -----------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (65,935)                  (872)
                                                                 -----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES :
     PAYMENT ON REVOLVING LINE OF CREDIT                                       (3,216)                      -
     PAYMENT ON BRIDGE LOAN                                                    (5,000)                      -
     PAYMENT ON SUBORDINATED PROMISSORY NOTES                                  (1,500)                      -
     REPAYMENTS OF NOTES PAYABLE                                                 (500)                      -
     PROCEEDS FROM REVOLVING LINE OF CREDIT                                          -                  3,216
     PROCEEDS FROM NOTE PAYABLE                                                      -                    405
     PROCEEDS FROM SUBORDINATED DEMAND NOTES                                         -                  1,500
     PRINCIPAL PAYMENTS OF CAPITAL LEASE OBLIGATIONS                              (76)                     48
     PROCEEDS FROM EXERCISE OF OPTIONS                                             414                     11
     NET PROCEEDS FROM ISSUANCE OF COMMON SHARES                                79,320                      -
                                                                 -----------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       69,442                  5,180
                                                                 -----------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (2,241)                (2,769)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   3,467                  3,170
                                                                 -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   1,226              $      401
                                                                 ===============================================
SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          APROPOS TECHNOLOGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2000

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

These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, included with its Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on February 16, 2000. The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.

2.       SHORT TERM INVESTMENTS

The Company's short-term investments consist primarily of readily marketable debt securities. The Company considers all investments with original maturities of less than one year from the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available-for-sale."

3.       LOSS PER SHARE

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share includes the dilutive effect of stock options using the treasury stock method. Diluted loss per share is not presented as the effect is anti-dilutive. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                      2000          1999           2000           1999
                                                      ----          -----          -----          ----
 NET LOSS                                            $  (888)    $  (2,240)      $  (7,189)     $  (5,608)
 BASIC AND DILUTED
 -----------------
 WEIGHTED AVERAGE SHARES USED TO COMPUTE NET
LOSS PER SHARE :                                       16,136         2,987         13,761           2,974
                                                       ------         -----         -------          -----
                                                     $ (0.06)    $   (0.75)      $   (0.52)       $ (1.89)
 BASIC AND DILUTED NET LOSS PER SHARE :                ======        ======         =======         ======


Options to purchase 1,610,864 common shares with exercise prices of $0.10 to $23.52 per share were outstanding as of September 30, 2000 and options to purchase 3,344,179 common shares with exercise prices of $0.10 to $1.37 per share were outstanding as of September 30, 1999.

4.       SHAREHOLDERS' EQUITY

Immediately prior to the initial public offering (the "IPO"), the Company converted all of its issued and outstanding convertible preferred shares to common shares and then declared a seven-for-four stock split on all common shares. All common share and per share amounts and information concerning stock option plans have been adjusted retroactively to give effect to this stock split. On February 23, 2000, the Company completed an IPO issuing 3,977,500 shares at an offering price of $22.00 per share. The net proceeds to the Company from the public offering after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were approximately $79.3 million. The Company used approximately $10.2 million to repay principal and interest on debt. The balance of the net proceeds is held in commercial paper.

5.       STOCK COMPENSATION

The Company uses the intrinsic value method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common shares as of the grant date for each stock option. The Company has recorded stock compensation of $254,000 and $762,000 through the three and nine month period ended September 30, 2000. This stock compensation expense represents the difference at the grant date between the exercise price and the pre-IPO fair value of the common shares underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years.

6.       GEOGRAPHIC INFORMATION

Geographic information on revenue for the three months and nine months ended September 30, 2000 and 1999, respectively are as follows:

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                           2000        1999         2000        1999
                                           ----        ----         ----        ----
 NORTH AMERICA                             76.7%       77.6%        73.8%       81.9%
 INTERNATIONAL                             23.3%       22.4%        26.2%       18.1%
                                           -----       -----        -----       -----
 TOTAL REVENUE                            100.0%      100.0%       100.0%      100.0%
                                          ======      ======       ======      ======

The Company attributes its revenues to countries based on the country in which the client is located. The Company's long-lived assets located outside the United States are not considered material.

7.       CONTINGENCIES

In June 2000, an arbitration proceeding was concluded with respect to a claim, which was previously brought by a former reseller, alleging that the Company had breached a contract between the two companies. Under the arbitration settlement, which releases the Company from further liability, the Company agreed to provide monetary relief in the amount of $1,350,000. The payment was made on July 3, 2000. The Company had previously recorded an estimated liability in the amount of $400,000 for the probable exposure. The additional charge of $950,000 was recognized in the second quarter of 2000, and was included in "General and administrative" expenses in the accompanying financial statements.

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. On January 5, 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. Based upon the continuing review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position.

As part of the Company's IPO, the Company and its underwriters made available up to 370,000 common shares at the IPO price for directors, business associates and related persons associated with the Company (the "directed share program"). On November 24, 1999, prior to effectiveness of the Company's registration statement, the Company sent an electronic mail message with respect to the proposed directed share program to all of the Company's 147 employees setting forth procedural aspects of the directed share program and informing the recipients that their immediate families might have an opportunity to participate in the proposed directed share program. The Company did not deliver a preliminary prospectus prior to distribution of this electronic mail as required by the Securities Act of 1933. In addition, the electronic mail message may have constituted a non-conforming prospectus under the Securities Act of 1933. As a result, the Company may have a contingent liability under Section 5 of the Securities Act of 1933. Any liability would depend upon the number of common shares purchased by the recipients of the electronic mail. The recipients of the electronic mail message who purchased common shares in the IPO may have a right for a period of one year from the date of the purchase to obtain recovery of the consideration paid in connection with their purchase of common shares or, if they had already sold the shares, file a claim against the Company for damages resulting from their purchase of the common shares. If any liability is asserted with respect to the electronic mail message, the Company will contest the matter vigorously. However, if all of the purchasers in the directed share program are awarded damages after an entire or substantial loss of their investment, the damages could total up to approximately $8.1 million plus interest based on the IPO price of $22.00 per share. Although there can be no assurance as to the ultimate disposition of this matter, it is the opinion of the Company's management, based upon the information available at this time, that the expected outcome of this matter will not have a material adverse effect on the results of operations and financial condition of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the matters discussed below are forward looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks, uncertainties and assumptions relating to the Company's operations, financial condition and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statements made by the Company in this Quarterly Report. These and other risks are detailed in documents filed by the Company with the Securities and Exchange Commission, including, but not limited to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2000 and the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission in connection with the Company's IPO. The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

Cost of goods and services. Cost of goods and services consists primarily of:

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the periods indicated as a percentage of total revenue. Percentages are calculated from actual results and may not equal calculations from the numbers in this Quarterly Report, which are rounded to the nearest thousand.

------------------------------------------------------------------------------------------------
                                            PERCENTAGE OF REVENUE      PERCENTAGE OF REVENUE
                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
------------------------------------------------------------------------------------------------
                                              2000          1999         2000          1999
 REVENUE :
    SOFTWARE LICENSES                             65.6%        56.7%         61.4%        56.6%
    SERVICES AND OTHER                             34.4         43.3          38.6         43.4
                                          ------------------------------------------------------
 TOTAL REVENUE                                    100.0        100.0         100.0        100.0
                                          ------------------------------------------------------
COSTS OF GOODS AND SERVICES:
   COST OF SOFTWARE                                 2.7          1.9           2.0          1.4
   COST OF SERVICES AND OTHER                      21.1         32.5          26.6         32.3
                                          ------------------------------------------------------
TOTAL COSTS OF GOODS AND SERVICES                  23.8         34.4          28.6         33.7
                                          ------------------------------------------------------
GROSS MARGIN                                       76.2         65.6          71.4         66.3

 OPERATING EXPENSES :
    SALES AND MARKETING                            48.8         45.6          50.2         56.3
    RESEARCH AND DEVELOPMENT                       21.8         22.6          23.8         23.8
    GENERAL AND ADMINISTRATIVE                     26.1         36.7          31.7         29.1
    STOCK COMPENSATION CHARGE                       3.1          2.4           3.6          1.0
                                          ------------------------------------------------------
 TOTAL OPERATING EXPENSES                          99.8        107.3         109.3        110.2
                                          ------------------------------------------------------
 OPERATING LOSS                                  (23.6)       (41.7)        (37.9)       (43.9)

 OTHER INCOME (EXPENSE) :                          12.8        (3.0)           3.8        (1.3)
                                          ------------------------------------------------------
 NET LOSS                                       (10.8)%      (44.7)%       (34.1)%      (45.2)%
                                          ======================================================

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue. Revenue increased by 64.4% to $8.2 million for the three months ended September 30, 2000 from $5.0 million for the three months ended September 30, 1999. Revenue from international sales increased by $0.8 million to $1.9 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999.

Revenue from software licenses increased 90.4% to $5.4 million for the three months ended September 30, 2000 from $2.8 million for the three months ended September 30, 1999. The increase in software revenue resulted from a growing market acceptance of the Company's integrated multimedia solution, its expanded sales and marketing efforts and the introduction of new products. New product offerings in the third quarter were eVangelist, targeted at the small rapidly growing informal contact center market, and an OEM product for the voice-based customer that needs a voice management application.

Revenue from services and other, consisting of professional services, customer support and hardware, increased 30.5% to $2.8 million for the three months ended September 30, 2000 from $2.2 million for the three months ended September 30, 1999. The growth in revenue from services and other resulted primarily from growth in professional services and maintenance revenue as the Company's client base increased over this period. Hardware sales in the current quarter of $0.2 million decreased 58% from $0.5 million for the three months ended September 30, 1999. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators. As a percentage of revenue, hardware sales decreased to 3% of total revenue in the three months ended September 30, 2000 from 10% of total revenue in the three months ended September 30, 1999.

Gross margin. Gross margins improved to 76.2% of total revenue for the three months ended September 30, 2000 from 65.6% of total revenue for the three months ended September 30, 1999. This improvement resulted from a higher level of revenue from software licenses, 65.6% of total revenue in the three months ended September 30, 2000 compared to 56.7% of total revenue in the three months ended September 30, 1999, higher staff utilization for professional services and lower hardware sales.

Gross margins from software licenses represented 96.0% of software revenue for the three months ended September 30, 2000 and 96.6% of software revenue for the three months ended September 30, 1999. Product costs consist primarily of third party software used in conjunction with the Company's software.

Gross margin from services and other represented 38.3% of services and other revenue for the three months ended September 30, 2000 and 25.0% of services and other revenue for the three months ended September 30, 1999. This improvement is due primarily to higher staff utilization in professional services and lower hardware sales, which has the lowest profit contribution.

Operating expenses. Operating expenses increased 52.8% to $8.2 million for the three months ended September 30, 2000 from $5.4 million for the three months ended September 30, 1999. These increases primarily reflect increases in the Company's sales and marketing efforts and general and administrative expenses. The continued investment in staffing resulted in headcount additions increasing total headcount by 61.0% to 219 employees at September 30, 2000 from 136 employees at September 30, 1999. As a percentage of total revenue, operating expenses were 99.8% for the three months ended September 30, 2000 and 107.4% for the three months ended September 30, 1999.

Sales and marketing expenses increased 76.2% to $4.0 million for the three months ended September 30, 2000 from $2.3 million for the three months ended September 30, 1999. The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel, an increase in sales commissions associated with increased revenues, and increased marketing activities, including tradeshows, public relations activities and advertisements.

Research and development expenses increased 58.9% to $1.8 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance product.

General and administrative expenses increased 16.4% to $2.1 million for the three months ended September 30, 2000 from $1.8 million for the three months ended September 30, 1999. The increases in general and administrative expenses were primarily due to additional personnel necessary to support the Company's growing operations in the United States and its international subsidiary in the United Kingdom, as well as other general corporate expenses.

Stock compensation charge was $254,000 for the three months ended September 30, 2000. This stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO fair value of the common shares underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. This non-cash expense has resulted in a corresponding increase of shareholders' equity. Stock compensation charge for the three months ended September 30, 1999 was $119,000.

Other income and expense. Interest income increased to $1.1 million for the three months ended September 30, 2000 from $5,000 for the three months ended September 30, 1999. The increase in interest income is a result of higher cash balances and short term investments primarily from the net proceeds from the Company's initial public offering.

Income taxes. There has been no provision or benefit for income taxes for any period since 1995 due to operating losses. As of September 30, 2000, the Company had approximately $22.8 million of net operating loss carryforwards for federal income tax purposes, which expire beginning 2012. The use of these net operating losses may be limited in future periods.

Net loss per share: Net loss per share decreased 92% to $0.06 for the three months ended September 30, 2000 from $0.75 for the three months ended September 30, 1999. This decrease in the loss per share is the result for higher revenue, improved gross margins, investment income as a result of funds raised from the Company's initial public offering and an increased number of outstanding shares.

The number of shares used to compute net loss per share increased 440.2% to 16.1 million for the three months ended September 30, 2000 from 3.0 million for the three months ended September 30, 1999. This increase was principally the result of the pre-IPO conversion of the Company's convertible preferred shares to 7.0 million common shares and issuance of approximately 4.0 million shares in the Company's initial public offering. Additional shares are the result of exercises of stock options.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenue. Revenue increased by 70.1% to $21.1 million for the nine months ended September 30, 2000 from $12.4 million for the nine months ended September 30, 1999. Revenue from international sales increased by $3.3 to $5.5 million for the nine months ended September 30, 2000 from $2.2 million for the nine months ended September 30, 1999.

Revenue from software licenses increased 84.5% to $12.9 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999. The increase in software revenue resulted from a growing market acceptance of the Company's integrated multimedia solution, its expanded sales and marketing efforts and the introduction of new products.

Revenue from services and other, consisting of professional services, customer support and hardware, increased 51.2% to $8.1 million for the nine months ended September 30, 2000 from $5.4 million for the nine months ended September 30, 1999. The growth in revenue from services and other resulted primarily from growth in professional services and maintenance revenue as the Company's client base increased over this period. Hardware sales in the nine months ended September 30, 2000 of $1.1 million decreased 21% from $1.4 million for the nine months ended September 30, 1999. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators. As a percentage of revenue, hardware sales decreased to 5% of total revenue in the nine months ended September 30, 2000 from 11% of total revenue in the nine months ended September 30, 1999.

Gross margin. Gross margins improved to 71.4% of total revenue for the nine months ended September 30, 2000 from 66.3% of total revenue for the nine months ended September 30, 1999. This increase resulted principally from a higher level of revenue from software licenses, 61.4% of total revenue in the nine months ended September 30, 2000 compared to 56.6% of total revenue in the nine months ended September 30, 1999, and lower hardware sales.

Gross margins from software licenses represented 96.8% of software revenue for the nine months ended September 30, 2000 and 97.5% of software revenue for the nine months ended September 30, 1999. Product costs consist primarily of third party software used in conjunction with the Company's software.

Gross margin from services and other represented 31.0% of services and other revenue for the nine months ended September 30, 2000 and 25.8% of services and other revenue for the nine months ended September 30, 1999. These increases are due primarily to higher staff utilization of project managers and technical support. Lower hardware sales, which has the lowest profit contributor, led to a more favorable margin mix.

Operating expenses: Operating expenses increased 68.6% to $23.0 million for the nine months ended September 30, 2000 from $13.7 million for the nine months ended September 30, 1999. These increases primarily reflect increases in the Company's sales and marketing efforts and general and administrative expenses. As a percentage of total revenue, operating expenses were 109.3% for the nine months ended September 30, 2000 and 110.2% for the nine months ended September 30, 1999.

Sales and marketing expenses increased 51.5% to $10.6 million for the nine months ended September 30, 2000 from $7.0 million for the nine months ended September 30, 1999. The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel, an increase in sales commissions associated with increased revenues, and increased marketing activities, including tradeshows, public relations activities and advertisements.

Research and development expenses increased 70.0% to $5.0 million for the nine months ended September 30, 2000 from $3.0 million for the nine months ended September 30, 1999. The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance product.

General and administrative expenses increased 85.3% to $6.7 million for the nine months ended September 30, 2000 from $3.6 million for the nine months ended September 30, 1999. The increases in general and administrative expenses were primarily due to additional personnel necessary to support the Company's growing operations in the United States and its international subsidiary in the United Kingdom, as well as other general corporate expenses. In addition, $950,000 was recorded in the second quarter of 2000 for an arbitration settlement related to a dispute with a former reseller.

Stock compensation charge was $762,000 for the nine months ended September 30, 2000. This stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO fair value of the common shares underlying the options. This amount is being amortized in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28 over the vesting period of the individual options, generally four years. This non-cash expense has resulted in a corresponding increase of shareholders' equity. Stock compensation charge for the nine months ended September 30, 1999 was $119,000.

Other income and expense. Interest income increased to $2.6 million for the nine months ended September 30, 2000 from $32,000 for the nine months ended September 30, 1999. Interest expense increased to $1.8 million for the nine months ended September 30, 2000 from $199,000 for the nine months ended September 30, 1999. The increase in interest income is a result of higher cash balances and short term investments primarily from the net proceeds from the Company's initial public offering. The increase in interest expense is primarily due to a charge of $1.6 million for the fair market value of warrants issued in connection with a bridge loan, which was repaid on February 29, 2000, and to a lesser extent increases in debt payable under the Company's line of credit and capital leases.

Income Taxes. There has been no provision or benefit for income taxes for any period since 1995 due to operating losses. As of September 30, 2000, the Company had approximately $22.8 million of net operating loss carryforwards for federal income tax purposes, which expire beginning 2012. The use of these net operating losses may be limited in future periods.

Net loss per share: Net loss per share decreased 72.5% to $0.52 for the nine months ended September 30, 2000 from $1.89 for the nine months ended September 30, 1999. This decrease in the loss per share is the result for higher revenue, improved gross margins, investment income as a result of funds raised from the Company's initial public offering and an increased number of outstanding shares. The number of shares used to compute net loss per share increased 362.7% to 13.8 million for the nine months ended September 30, 2000 from 3.0 million for the nine months ended September 30, 1999. This increase was principally the result of the pre-IPO conversion of the Company's convertible preferred shares to 7.0 million common shares and issuance of approximately 4.0 million shares in the Company's initial public offering. Additional shares are the result of exercises of stock options.

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

Operating activities used $5.7 million of cash for the nine months ended September 30, 2000, which is primarily attributable to net losses experienced during the period as the Company continues to invest in product development, expansion of its sales force and infrastructure to support growth. The cash used in operations was offset by amortization of stock-based compensation and the amortization of debt discount. Operating activities used $7.1 million of cash for the nine months ended September 30, 1999, which was primarily attributable to net losses experienced during that period.

Investing activities for the nine months ended September 30, 2000 consisted of $2.1 million for capital infrastructure to support the Company's growing number of employees and $63.8 million of funds remaining from the Company's initial public offering. Investing activities used $872,000 of cash for the nine months ended September 30, 1999, which was primarily due to purchases of computer hardware, software and furniture and fixtures, and leasehold improvements.

Financing activities generated $69.4 million in cash for the nine months ended September 30, 2000, primarily from the net proceeds of the Company's initial public offering offset by repayment of debt. Financing activities generated $5.2 million in cash for the nine months ended September 30, 1999, primarily from proceeds from the Company's revolving line of credit and a bridge loan.

The Company expects to devote substantial resources to continue research and development efforts, expand sales channels, increase marketing programs, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the net proceeds from the sale of the common shares in the Company's initial public offering will be sufficient to meet the working capital and capital expenditure requirements for at least the next 12 months. However, the Company may also need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance existing products or respond to competitive pressures. Additional funding may not be available on favorable terms or at all.


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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 7 to the Company's unaudited condensed consolidated financial statements in Item 1 - Part I, of this quarterly report on Form 10-Q, which is hereby incorporated by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      -  (c) Not applicable.

Use of  Proceeds from Sales of Registered Securities.

(d) On February 23, 2000, Apropos consummated its IPO of its Common Shares, $0.01 par value. The Common Shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000.

The net offering proceeds to Apropos, after deducting expenses, were approximately $79.3 million. From the effective date of such Registration Statement to September 30, 2000, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $5.3 million were used for general corporate purposes including operating losses, working capital and capital expenditures.

The balance of the net proceeds is held in commercial paper at September 30, 2000.

None of the Company's expenses or use of proceeds described above were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10% or more of any class of equity securities of the Company or affiliates of the Company.

ITEM 5.  OTHER INFORMATION

2001 Annual Meeting - Shareholder Proposals
-------------------------------------------

         In connection with the Company's annual meeting of shareholders to take place in 2001, any proper proposal which a shareholder wishes to have included in the Company's proxy statement and form of proxy for the 2001 Annual Meeting must be received by the Secretary of the Company no later than December 10, 2000. Such proposals must meet the requirements set forth in the rules and regulations of the SEC and the Company's By-laws in order to be eligible for inclusion in the proxy statement for the 2001 Annual Meeting. Any shareholder who wishes to submit a proposal to be acted upon at the 2001 Annual Meeting (but not included in the proxy statement) or who wishes to nominate a candidate for election as director at the annual meeting must deliver written notice of such shareholder's intent not earlier than January 20, 2001 and not later than February 9, 2001, and otherwise comply with the Company's By-laws.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are included herein:

(27)         Financial Data Schedule

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES




                                       APROPOS TECHNOLOGY, INC.
                                       ------------------------
                                       (REGISTRANT)


Date :  11/10/2000                     By : /s/ Francis J. Leonard
      -------------------              --------------------------------
                                              Francis J. Leonard
                                              Chief Financial Officer