Form 10-K
period 2000-12-31
APROPOS TECHNOLOGY INC
filed 2001-03-29
CIK 1098803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 000-30654

APROPOS TECHNOLOGY, INC.
 (Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3644751 (I.R.S. Employer Identification No.)

One Tower Lane, 28th Floor
Oakbrook Terrace, Illinois 60181
(Address of principal executive offices, including zip code)

(630) 472-9600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Common Shares, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. / /

The aggregate market value of the registrant's voting shares held by non-affiliates of the registrant (based upon the per share closing sale price of $3.50 on March 23, 2001, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $22,744,000.

The number of shares outstanding of the registrant's Common Shares, par value $0.01 per share, as of March 23, 2001, was 16,416,772.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this report:
Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders
(the "2000 Proxy Statement") (Part III)

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company's current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company's operations, financial condition, and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Annual Report. These and other risks are detailed elsewhere in this Annual Report under "Risk Factors Associated With Apropos' Business and Future Operating Results." The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Part I

ITEM 1. BUSINESS.

The Company

Apropos Technology, Inc. ("Apropos" or the "Company") develops, markets, and supports a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communications media, including E-mail, Fax, Web, and Voice. Apropos' solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company's product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail, or Web collaboration, and also provides access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

The Company's customer interaction management software enables clients to prioritize, route, and respond to customer interactions across multiple communications channels based on a single set of business rules. Apropos' clients can establish business rules to manage customer interactions based on their business value or service level. For example, clients can, on a real-time basis, (1) route specific types of customer interactions to an agent based on that agent's particular skills and (2) adjust the number of interactions and agents assigned to a queue to ensure maximum responsiveness to the customer. Clients can also monitor the status of each interaction and the performance of each contact center agent. Apropos' solution provides comprehensive real-time and historical reporting on each customer interaction and on the contact center resources necessary to manage those interactions.

The Company commenced operations in 1989. From inception to 1995, the Company generated modest revenues from consulting services while its primary operating activities consisted of research and development. In March 1995, the Company began shipping its first software product. The Company's clients utilize its solution for a variety of applications such as sales, customer service and support, help desk, and field service. The Company has a diverse client base in excess of 250 customers located in 16 countries.

The Company was incorporated in 1989 in Illinois. Its principal executive offices are located at One Tower Lane, 28th Floor, Oakbrook Terrace, Illinois 60181, and its telephone number at that address is (630) 472-9600. Apropos maintains a Web site at www.apropos.com. Information contained on the Company's Web site is not incorporated into this Annual Report.

The Apropos Solution

Introduction

The Company believes that in order to provide superior service and enhance customer loyalty and retention, businesses need to provide customers with a variety of choices in how they interact with their business. Businesses need a multimedia solution that can support their e-business initiatives while maintaining or improving the level of service of their traditional business. As a result, businesses face significant challenges in managing and optimizing traditional Voice and new Internet-based customer interactions. These challenges include:

  •
  added complexity as a result of the need to receive and respond to customer interactions across a variety of communications media;
  •
  a need for additional skills and resources to respond to E-mail and Web-based interactions;
  •
  heightened customer demands for high quality service regardless of the communications media used; and
  •
  a need for better insight into the overall performance of the contact center due to the increased number and type of customer interactions.

Capabilities

The Company's product is designed to be interoperable with most communications systems and business applications and scaleable through its modular architecture. Apropos has a patented visual queuing capability and the Company believes it was one of the first companies to develop and offer a software-based, skills-based automatic distribution capability and an integrated multimedia customer interaction management system.

The Company believes that in order for businesses to meet the needs of emerging e-business and multimedia customer contact centers, they need a comprehensive solution that enables them to provide high quality service across multiple communications media. The Company's solution provides the following benefits to its clients:

Seamless management of multiple communications media through one business rules driven interface. Apropos' solution is designed to allow clients to manage customer interactions on a real-time basis across a variety of communications media through one business rules driven interface. Clients can establish business rules to manage customer interactions based on their business value or service level regardless of whether the customer made the contact via the Internet or telephone.

Comprehensive real-time information. Apropos' solution provides real-time information on the overall performance of the contact center. Supervisors receive information that enables them to immediately react to changing business conditions. For example, if one or more agents is servicing E-mail interactions and a supervisor is notified that a queue of incoming Voice calls has exceeded pre-defined thresholds, the supervisor can reassign these E-mail agents to handle the Voice calls with a simple mouse click.

Integrated decision management reporting capabilities. Apropos' decision management application enables its clients to view historical reports through an advanced Web-based interface. It provides information on contact center performance by the hour, shift, day, or month. The Company's solution reports on critical aspects of the contact center's operation, including agent performance, interaction volume, interaction types, and interaction disposition. It provides "cradle to grave" reporting on each interaction, from initial customer contact to closure, allowing clients to better understand the entire interaction cycle. The decision management application also combines customer interaction information across multiple communication media in a single integrated report allowing clients to better understand and manage their business.

Interoperability. Apropos' solution is designed to operate within the existing infrastructure of an enterprise, including most Voice systems, E-mail, and Web servers. The Company's solution is also interoperable with most client business applications, thereby providing the necessary integration between the incoming interaction, business application, and historical customer data. As the trend of consolidation within industries continues, the Company believes that the ability of its solution to operate within a variety of different communications systems and applications provides a significant benefit to its clients as they integrate new businesses.

Modularity. The modular design of Apropos' solution allows its clients to add functionality as their needs evolve. For example, clients may initially choose to implement the Company's solution for their traditional call center/Voice infrastructure and then add other media types, such as E-mail and Web, as they further develop their eBusiness strategies. The Company believes the ability to easily add functionality is extremely important to its clients as they transition from traditional Voice-based call centers to multimedia contact centers.

Scalability. Apropos' solution is designed to allow for maximum scalability, providing a variety of system configurations that can complement the deployment needs of its client base. The solution uses internal messaging software to enable the distribution of various system applications across wide area, local area, and IP-based networks. As a client's business grows, the Company's solution can be configured for additional capacity, currently up to 600 agents.

Rapid implementation. Based on Apropos' experience in implementing multimedia contact centers, it has developed Apropos Methods, a repeatable consulting, design, and delivery methodology that is followed by its application consultants, professional services team, and partners. Apropos Methods allows the Company's clients to accurately estimate the resources required to implement their multimedia contact center solution. In addition, the Company's software is designed with several unique tools to insure rapid implementation and integration with its clients' business applications. Apropos Methods also allows the Company to quickly and effectively train its partners in the implementation requirements of its solution.

Flexibility. A client can configure and administer Apropos' solution through its Web-based application interface. This approach is easier and more cost-effective than traditional hardware-based systems, which may require code modifications and recompilation. Clients can configure the Company's solution over a number of locations and can connect remote users, such as agents working from home. For example, when a hurricane disabled a client's contact center, the Company's solution permitted its client to rapidly establish full service at another geographic location.

Lower total cost of ownership. Apropos' integrated software-based solution results in a lower total cost of ownership in comparison to multiple point products, which require integration and maintenance of various and disparate hardware and software products.

Support of converged Voice and data networks. Apropos' solution supports its clients' desires to transition from traditional circuit-switched communications infrastructure to IP-based infrastructures. This enables the Company's clients to take advantage of the benefits of high performance converged Voice and data networks.

Software Products

The Company provides its solution via a product suite consisting of a variety of multimedia channels and six integrated system applications: Apropos Interaction Manager, Apropos Administrator, Apropos Agent, Apropos Resource Manager, Apropos Decision Management System, and Application Designer.

System Applications

  •
  Apropos Interaction Manager. The Apropos Interaction Manager is a switch- and network-independent Computer Telephony Integration (CTI) application that comprises the foundation of the Apropos solution. It performs sophisticated data collection and intelligent routing on incoming E-mail, Web, Fax, Voice, and Voice-over-Internet Protocol (VoIP) interactions, and integrates a variety of advanced telephony and Internet features into one application, including:
  •
  Automatic Call Distributor;
  •
  Intelligent Routing;
  •
  Interactive Voice Response;
  •
  Synchronized "Screen Pops;" and
  •
  Rules-Based Prioritization and Escalation.

  •
  Apropos Agent. The Apropos Agent enables contact center representatives to provide a high degree of relationship-based service to customers and provides information about those customers before an interaction is taken. Through its patented visual multimedia queue and "preview interaction" capabilities, the Apropos Agent is able to display incoming and outgoing customer interaction requests based on interaction type, priority, or specific business rules. The Agent is fully scriptable to support "screen pops" and easy integration to all major customer resource management and third party applications. The Apropos Agent integrates and manages all types of interactions including inbound calls, Voice messaging, E-mail, Web contacts, abandoned calls, outbound calls, Fax, and VoIP.

  •
  Apropos Administrator. The Apropos Administrator manages the system-wide configuration of agents, supervisors and server ports, for all interaction types, and the Administrator is used to establish and modify the business-rules for a particular contact center. Using this application, a system administrator can add, move, or change the profiles for agents, supervisors, queues, queue groups, and workgroups. The Administrator is also used to establish the prioritization of each interaction type, based on the client's business needs, and allows creation and execution escalation procedures for specific interactions.

  •
  Apropos Resource Manager. The Apropos Resource Manager is a flexible application used to monitor an entire contact center, individual groups, and remote representatives. Interactions received by the system can be tracked, alarmed, and reported on, providing contact center managers with accurate data on the total number and type of interactions received, how many have been serviced, by whom, for how long, and with what disposition.

  •
  Apropos Decision Manager. The Company believes that the Apropos Decision Manager is one of the most comprehensive contact center reporting systems available, providing visibility into all the business processes that impact a client's contact center. The cradle-to-grave reporting structure provides information on all aspects of the interaction process, and will help highlight where changes to business processes may be necessary. Life-cycle reports on the performance of users, queues, and interactions may be scheduled or run on- demand, and can be accessed from anywhere via a standard Web browser.

  •
  Application Designer. The Application Designer, Apropos' interaction flow script generator, provides a graphical user interface (GUI) environment for the easy development and customization of business-rules driven interaction flow scripts. The GUI environment displays script progress using colored icons to represent system functions in an interaction sequence. The icons are simply dragged to any location on the interaction flow canvas and connected to other icons by drawing lines between them with the click of a button, which significantly enhances and accelerates the interaction flow script development process.

Technology

The Company's software is based on its proprietary distributed application-based architecture. The architecture of the Company's software relies upon industry standards and employs several leading technologies, such as the following programming languages: Java, C++, Microsoft Foundation Class, or MFC, and Active Server Pages, or ASP. The Company's architecture provides a unified method for managing incoming and outgoing multimedia interactions. The technologies providing this capability include multimedia integration technologies, an interaction distribution engine, messaging software, business application integration software, comprehensive decision management reporting software, real-time resource management software, and administration technology.

Third Party Software

The Company sells third party software, which is included with its product. This software includes:

  •
  Crystal Reports, an off-the-shelf software package used to create report templates;
  •
  CT Connect, switch-link software used to integrate with external phone systems;
  •
  Sybase Enterprise Data Studio Programs, a database management application;
  •
  PC Anywhere, an off-the-shelf communications package used for remote troubleshooting; and
  •
  FACSys, an off-the-shelf software package used to support the solutions faxing capabilities.

The Company has commercial agreements with Dialogic Corporation (CT Connect), Sybase, Inc., and Optus Software (FACSys) for the purchase and distribution of their respective software. The Company purchases Crystal Reports and PC Anywhere from third party resellers. If one or more of these third parties ceases to sell their software, the Company will need to modify its product to use an alternative supplier or eliminate the affected product function, either of which could have a material adverse effect on its business, financial condition and results of operations.

Product Offerings

Existing and new product offerings for calendar 2000 were:

  •
  Apropos Version 4. This is the Company's most recent product suite, Multimedia Interaction Management, providing management of customer interactions—E-mail, Web Chat and Web Callback, Voice-over-IP (VoIP), Voice, and Fax—within a single, fully-integrated solution. The Apropos solution provides business-rules driven prioritization and escalation, so that companies can individually manage each interaction based on its value to the business. In addition, Apropos provides real-time information on all interaction types to enable contact center managers to better manage, monitor, and report on contact center activity.

  •
  eVangelist. This product offering is targeted at the small, rapidly growing, informal contact center market (5 to 25 agents), such as emerging companies and divisions of larger organizations. EVangelist takes the Voice, Voice Mail, and E-mail capabilities of Apropos Version 4 and provides a pre-packaged, cost efficient solution that can be deployed in weeks, compared to months. EVangelist is upwardly compatible with the Company's full suite of products.

  •
  The Company offers a new OEM product for the Voice-based customer providing Voice management applications with skills-based routing, interactive Voice response, and CTI integration to desktop applications. This product offering is only available to the Company's business partners and will be sold exclusively as an OEM-branded solution. This product offering is upwardly compatible with the Company's full suite of products.

In order to further penetrate global markets, the Company developed new internationalized versions of its software for use outside of North America. The Company has adapted its software with the release of Apropos Version 4.3 to provide a platform for all foreign language versions of its software, including full support for multi-byte characters such as Chinese and Japanese. The Company expects to continue to develop and release additional language versions of its software as its international client base grows.

The Company intends to enhance and broaden its product offerings with additional features and products. The Company has developed and, in March 2001, began selling Apropos Version 5, Enterprise Interaction Management. Product enhancements include simultaneous Web Chats, bi-directional browsing, form collaboration, and E-mail enhancements such as auto response. Apropos Version 5 also introduces a new application to the product suite, Interaction Vault™, which creates an archived record of all customer interactions. Interaction Vault™ is browser-based and provides full search capabilities allowing agents and supervisors to immediately view the entire history of any interaction, based on date, time, or business data. From a single source, agents and supervisors can listen to past phone conversations, read past E-mail and Web Chat interactions, or even listen to past Voice Mail messages.

Services and Hardware

Professional Services

The Company believes the professional services used to implement its product are paramount to client satisfaction. The Company provides application consulting, project management, integration services, installation services, and training to its clients.

The Company provides its clients with not only the software for its customer interaction solutions but also a full range of professional services to assist the client in implementing and utilizing the software. The Company has developed a design and implementation methodology, Apropos Methods, which is focused on delivering high quality solutions to its clients. Through the use of Apropos Methods, experience and structure are brought into each project in a consistent and repeatable manner. This methodology helps manage the risk of project overruns, budget overages, and the delivery of a solution that does not meet the Company's client's expectations.

The Company ensures the proper implementation and execution of its product suite through its own learning center. The Company provides instructor-led technical education about its core and related technology. Apropos offers courses that support performance requirements of customers, partners, and employees. The Company also provides Internet-based and instructor-led courses to its clients' contact center management, supervisors, and agents.

Customer Support and Enhancement Services

The Company provides support for its solution as well as support for its client's tailored applications and solutions. Apropos' customer service professionals can be reached via phone, fax, E-mail, or Web-based communications. The center is staffed with trained professionals who have experience in the software and communications industries. The Company uses its solution to manage its own multimedia contact center, so the Company can understand its client's needs from a user's perspective. The Company typically establishes a support agreement for a period of one year with its clients. As of December 31, 2000, approximately 97.0% of Apropos' clients had an active support agreement.

Hardware

The Company also provides certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 3.9%, 9.9%, and 12.7% of the Company's total revenue for 2000, 1999, and 1998, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

Sales and Distribution

The Company sells its products and services directly to its customers. In addition, the Company's products are sold indirectly to customers via resellers and original equipment manufacturers (OEMs). Under these indirect selling arrangements, the Company typically does not provide services to the end-customer.

Direct sales force. The Company has a direct sales force in the United States that consists of regional sales managers and application consultants. Regional sales managers have direct responsibility for selling and account management, while application consultants provide analysis and design of the solution to ensure the sales proposal covers all aspects of the clients' needs. Application consultants also provide the foundation for the implementation and delivery of the solution to ensure client satisfaction.

The Company has regional sales managers in Arizona, California, Connecticut, Florida, Georgia, Maine, Missouri, New Jersey, New York, Pennsylvania, Texas, Virginia, and Washington, in addition to its corporate headquarters in Illinois. The Company has applications consultants located in these regions as well. The Company's international direct sales are managed from its office in Buckinghamshire, United Kingdom. The Company's international sales force includes eight salespersons and five application consultants.

Resellers. The Company has a network of 15 resellers that distribute and implement its solution. The Company's value-added resellers, or VARs, are an extension of its direct sales force and have taken the Company's solution into their portfolio. The VARs have extensive experience in the contact center market and customer relationship management industry. The Company has resellers in the following countries: Australia, Canada, Chile, China (Hong Kong), Finland, Italy, Japan, Mexico, the Netherlands, Singapore, South Africa, the United Kingdom, and the United States. The Company has designated channel managers in both the United States and the United Kingdom to support the sales efforts of its VARs around the world.

OEMs. The Company has three partners who brand its solution under their corporate name. Mitel Corporation sells and markets the Company's solution under the name Mitel Call Center Commander. Baan Development B.V. and 3Com Corporation also sell and market the Company's solution under their respective names.

The Company will continue its emphasis on developing and selling software and de-emphasize sales of hardware and services which have significantly lower profit margins. The Company plans to continue to outsource the implementation function to VARs, OEMs, and system integrators as the Company develops and expands its strategic partners.

The Company plans to expand the number of VAR and OEM partners in North America, Europe, South America, Asia, Africa, and Australia. The Company also plans to increase its direct sales force in North America and expand selling efforts in Europe. In addition, the Company plans to focus its expansion efforts on developing strategic partnerships with system integrators. The Company believes these efforts will result in increased sales and market penetration of its solution.

Marketing

The Company's marketing efforts are focused on developing and executing sales lead generation programs that result in qualified client leads, developing market awareness of its products and services, building its corporate image, and developing marketing programs that support its strategic partners.

The Company has developed several marketing programs to accomplish these goals, including:

  •
  A co-marketing program through the Apropos Global Alliance Program;
  •
  A global seminar series;
  •
  Tradeshow participation and speaking opportunities, directly and with its strategic partners;
  •
  Direct mail programs;
  •
  Public relations activities;
  •
  Traditional print and online advertising;
  •
  Web site marketing; and
  •
  Editorial placements.

The Company's Global Alliance Program provides a wide array of opportunities to expand and enhance the product and service offerings of the Company's strategic partners. The Company targets enterprise application companies as well as platform providers and system integrators to participate in the program. In some cases, the Company participates in similar programs sponsored by these partners. The programs provide for joint marketing opportunities to generate sales leads and referrals. The Company's application partners consist of enterprise software providers, such as Blue Martini Software, Computer Associates International, Inc., Onyx Software Corporation, Peregrine Systems, Inc., Primus Knowledge Solutions, Inc., Remedy Corporation, and Siebel Systems, Inc. Service partners consist of system integrators that provide outsourcing capabilities to implement the Company's solution and participate in co-marketing activities.

The Company believes building market and brand awareness of Apropos and its product will be essential, as it competes against larger traditional contact center suppliers. The Company intends to devote significant resources to continue to build its market and brand awareness by expanding its marketing efforts.

Clients

The Company has a diverse base of over 250 clients that utilize its solution for a variety of applications, such as customer service and support, help desks, and field service management. During 2000, approximately 50.0% of the Company's revenues were derived from new customers. Notable new customers for 2000 include Metropolitan Life Insurance Company, TManage, Inc., Newton Fund Management (majority-owned by Mellon Financial Corporation), Fujitsu Network Communications, Inc., and Konica Business Technologies, Inc. Contributors to 2000 revenues from the Company's existing customer base include 3Com Corporation, Nokia Corporation, Veritas Software Corporation, The Great Atlantic & Pacific Tea Company, Inc. (A&P), and Juniper Networks, Inc. The Company has clients in many different industries and is not dependent on any specific industry. The Company had one client during 2000 that represented 11.5% of its total revenues. Other than such client, no client accounted for 10.0% or more of the Company's total revenues during 2000, 1999, or 1998.

New orders for the Company's product increasingly include Voice and Internet-based functionality, such as E-mail and Web. During 2000, approximately 75.0% of new clients selected the Company's multimedia product solution.

Revenues from the Company's international sales as a percentage of total revenue were 22.7%, 20.8%, and 6.6% in 2000, 1999, and 1998, respectively. Prior to 1998, the Company did not have any revenues from international sales.

The Company intends to expand its client base by, among other things, expanding the number of its strategic partners and leveraging their distribution capabilities to sell the Company's product, increasing the Company's co-marketing activities with its strategic partners, increasing the size of its direct sales force, and increasing its market and brand awareness.

Competition

Competitive global markets and the increasing acceptance of the Internet as an important medium for business and customer interaction have led to greater customer demands for higher levels of service, responsiveness, convenience, personalization, and quality. With the dramatic growth of Internet-based communications and commerce, businesses must provide consistent high quality customer care and service across a variety of communications media. Providing an appropriate level of service in this environment is more complex than in the past when customer interactions were primarily voice-based and businesses provided service to their customers through traditional voice call centers. In the future, the Company believes that an increasing number of customer interactions will be through Internet-based communications, such as E-mail and Web-based contacts.

The market for the Company's product is highly competitive and management expects competition to increase significantly in the future. The Company makes no assurance that it will be able to compete successfully against current and future competitors. The Company's competition comes from several different market segments, including:

  •
  Platform providers such as Aspect Telecommunications Corporation, Cisco Systems, Inc., Avaya Inc. (formerly part of Lucent Technologies, Inc.), Nortel Networks Corporation, Rockwell International Corporation, and Siemens Corporation;
  •
  Interaction management solution providers such as Genesys Telecommunications Laboratories, Inc., which was acquired by Alcatel SA, and Interactive Intelligence, Inc.; and
  •
  Stand-alone point solution providers such as eGain Communications Corporation, Kana Communications, Inc., and Webline Communications Corporation, which was acquired by Cisco Systems, Inc.

The Company believes that the principal competitive factors in its market include product performance and features, quality of client support and service, time to implement, product scalability, sales and distribution capabilities, and overall cost of ownership. Although the Company believes that its solution currently competes favorably with respect to these factors, the Company's market is relatively new and evolving rapidly. The Company may not be able to maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, and technical resources.

Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, customer service and other resources, greater name recognition, and a larger installed base of customers than Apropos does. In the past two years, large, well-capitalized companies have acquired or invested in a number of the Company's current and potential competitors. As a result, these competitors may be able (1) to respond to new or emerging technologies and changes in client requirements faster and more effectively than Apropos can, and (2) to devote greater resources to the development, promotion, and sale of products than Apropos can. Current competitors have merged with or acquired other competitors or established cooperative relationships with other competitors to increase the ability of their products. If these competitors were to acquire additional market share, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

Research and Development

The Company believes that its product development capabilities are essential to its strategy of expanding its leading technology position. The Company's product development team consists of 72 engineers and software developers with experience in Voice communications, eBusiness, E-mail, and Web technology. The Company believes the combination of diverse technical and communications expertise contributes to the highly integrated functionality of its product. The Company spent $7.2 million, $4.4 million, and $2.8 million in 2000, 1999, and 1998, respectively, on research and development.

The Company has invested significant time and resources in creating a structured process for undertaking all product development. A formal product introduction process is used as a framework for defining, developing, and delivering products to the market.

Intellectual Property and Other Proprietary Rights

To protect the Company's proprietary rights, it relies primarily on a combination of:

  •
  Patent, copyright, trademark and trade secret laws;
  •
  Confidentiality agreements with employees and third parties; and
  •
  Protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners, resellers, and clients.

The Company has not signed agreements containing protective contractual provisions in every case and the contractual provisions that are in place and the protection they provide vary and may not provide the Company with adequate protection in all circumstances. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may copy aspects of its products and obtain and use information that the Company regards as proprietary. Other parties may breach confidentiality agreements and other protective contracts entered into with the Company, and the Company may not become aware of these breaches or have adequate remedies for them.

Apropos generally requires its employees to enter into confidentiality agreements containing non-disclosure, non-competition, and non-solicitation provisions. When they begin employment, the Company's employees also generally sign offer letters specifying the basic terms and conditions of their employment.

Apropos currently has six patents granted in the United States and one patent granted in each of Ireland, the Netherlands, and the United Kingdom. These patents cover a system and method for:

  •
  Distributing and routing calls as electronic interactions and allowing agents to select calls from a visible queue at their desktop;
  •
  Collecting and grouping caller identifications and associating them with third party databases;
  •
  Recording calls along with information related to the calls which is used to retrieve the recorded calls; and
  •
  Blending electronic interactions, such as voice mail, outbound calls, E-mail, Web-based communications, and fax, for queuing and distribution to agents.

The Company also has five pending U.S. patent applications that relate to the systems and methods described above. None of the Company's patents expire before June 2012.

The Company has several pending U.S. trademark applications, including Apropos.

See "Item 3. Legal Proceedings" for a description of a claim received by the Company from a competitor claiming that the Company's product utilizes technologies pioneered and patented by such competitor.

Employees

As of December 31, 2000, Apropos had 262 employees worldwide, including 90 in sales and marketing, 72 in research and development, 71 in service and support, and 29 in finance and administration.

The Company's future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. Competition for these personnel is intense. Due to the limited number of people available with the necessary technical skills, the Company can give no assurance that it can retain or attract key personnel in the future. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Executive Officers of the Company.

Kevin G. Kerns; age 42; Chief Executive Officer and President.

Mr. Kerns joined Apropos in January 1996 as President and Chief Operating Officer. He was appointed as a director in 1996. In 1998, Mr. Kerns was named Chief Executive Officer. From 1989 through 1995, Mr. Kerns established and led a strategic software consulting firm, Mandalay Associates, based in Dallas, Texas.

Francis J. Leonard; age 45; Chief Financial Officer and Vice President.

Mr. Leonard joined Apropos in July 2000 as Chief Financial Officer. Prior to joining Apropos, Mr. Leonard was employed at BT Office Products, a distributor of office products and furniture, from 1995 to 2000. Mr. Leonard served as VP Finance, Chief Financial Officer from 1997 to 2000, and prior to that as Corporate Controller, Chief Accounting Officer.

William W. Bach; age 39; Senior Vice President, Technology.

Mr. Bach joined Apropos full-time in 1995 as Vice President, Engineering, after providing two years of assistance to the Company's former Chief Executive Officer and Chief Technology Officer with respect to product research, design, and development. In March 1999, Mr. Bach was appointed Vice President, Technology and in December 2000, Mr. Bach was appointed to Senior Vice President, Technology.

Brian C. Derr; age 40; Senior Vice President, Business Development and Professional Services.

Mr. Derr joined Apropos in 1996 as Vice President, Professional Services. In January 1999, Mr. Derr was named Vice President, Business Development and Professional Services and in December 2000, Mr. Derr was named Senior Vice President, Business Development and Professional Services. Mr. Derr was Vice President of AllTank, Inc., a software company, from 1995 to 1996.

Dennis M. Eilks; age 41; Senior Vice President, Worldwide Sales.

Mr. Eilks joined Apropos in 2000 as Senior Vice President, Worldwide Sales. From 1997 to 2000, Mr. Eilks served as Vice President of North American Sales for Network Associates, a software provider for security and network management. Prior to Network Associates, Mr. Eilks spent four years with Evolutionary Technologies International, a software provider for data warehousing, as Vice President of Sales and Marketing.

Jody P. Wacker; age 44; Senior Vice President, Marketing.

Ms. Wacker joined Apropos in August 1997 as Vice President, Marketing. In December 2000, Ms. Wacker was named Senior Vice President, Marketing. From October 1982 to August 1997, Ms. Wacker worked at AT&T Corporation, most recently as Global Marketing Director for AT&T Call Center Solutions. From 1988 to 1997, Ms. Wacker held various marketing positions in the areas of product management, marketing communications, and business development.

Richard D. Brown; age 37; Vice President, International Operations.

Mr. Brown joined Apropos in June 1997 as Vice President, International Operations. Prior to joining Apropos, Mr. Brown worked at Aspect Communications Corporation from 1989 to 1997, where his most recent assignment was Director of International Marketing.

Paul L. Conti; age 55; Vice President, Human Resources and Information Technology.

Mr. Conti joined Apropos in September 1999 as Vice President, Human Resources and Information Technology. Prior to joining Apropos, from 1997 to 1999, Mr. Conti served as the Senior Vice President and Chief Operating Officer for Aon Enterprise Insurance Services with responsibility for Human Resources and Information Technology. From 1993 to 1996, Mr. Conti served as Vice President, Operations of Alexander & Alexander, Inc., an insurance brokerage.

ITEM 2. FACILITIES.

The Company leases approximately 42,400 square feet of office space in its headquarters building in Oakbrook Terrace, Illinois. The leases expire at various dates from April 2001 to November 2003. As of December 31, 2000, future minimum lease payments under these leases approximated $1.9 million. The Company leases space for its European headquarters in Buckinghamshire, United Kingdom, which consists of approximately 3,600 square feet. This lease expires April 2005. As of December 31, 2000, future minimum lease payments under this lease approximated $1.9 million. The Company also leases space for its various sales offices located in Gilbert, Arizona; Lake Mary, Florida; Atlanta, Georgia; Brunswick, Maine; St. Louis, Missouri; Tarrytown, New York; Dallas, Texas; and Seattle, Washington. The majority of these leases are short-term leases.

Apropos believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. Based upon the continuing review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Associated With Apropos' Business and Future Operating Results—'Infringement claims could adversely affect the Company.' "

The Company is a party in various other disputes and litigation that have arisen in the course of the Company's business. In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Apropos' Common Shares trade on the Nasdaq National Market under the symbol "APRS." The following table sets forth for the periods indicated the high and low closing prices of the Company's Common Shares, as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

	Price range of Common Shares
	High	Low

Year ended December 31, 2000:
First quarter*	$69.000	$24.000
Second quarter	35.750	7.750
Third quarter	28.625	8.875
Fourth quarter	11.250	5.125

* Prior to February 17, 2000, there was no established public trading market for the Common Shares.

At March 23, 2001, there were 84 shareholders of record and 16,416,772 Common Shares outstanding.

The Company has not paid any dividends in the past and does not intend to pay cash dividends on its Common Shares for the foreseeable future. Instead, the Company intends to retain all earnings for use in the operation and expansion of its business. The Company's board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, the Company's financial condition, operating results, and current and anticipated cash needs. The payment of dividends may be limited by capital and financing agreements that the Company may enter into in the future.

On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value. The 3,977,500 Common Shares sold in the offering at $22.00 per Share were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000. The net offering proceeds to Apropos, after deducting underwriter discounts and commissions and expenses payable by the Company, were approximately $79.3 million. From the effective date of such Registration Statement to December 31, 2000, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $6.3 million were used for general corporate purposes including operating losses, working capital, and capital expenditures. The balance of the net proceeds was held in commercial paper at December 31, 2000. Other than repayment of approximately $2.0 million in the aggregate of debt in favor of William Blair Capital Partners V, L.P., ARCH Venture Fund III, L.P., and The Ohio Partners, Ltd., none of the Company's expenses or use of proceeds from this Offering were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10.0% or more of any class of equity securities in the Company, or affiliates of the Company.

During August 2000, the Company issued 24,068 Common Shares to ARCH Venture Fund III, L.P., upon exercise by ARCH of a warrant to purchase Common Shares. In accordance with the terms of the warrant, ARCH forfeited warrants to purchase 2,182 Common Shares with a fair market value on the date of exercise of approximately $23,000. No underwriters were involved in connection with the issuance of the Common Shares upon exercise of the warrant. The Common Shares were issued on reliance upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, including Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering and the transaction involved the issuance and sale of Common Shares to a financially sophisticated entity who represented that it was aware of the Company's activities and business and financial condition, and who took the Common Shares for investment purposes and understood the ramifications of its actions. ARCH represented that it acquired the Common Shares for investment for its own account and not for distribution. The certificate representing the Common Shares issued has a legend stating that the shares have not been registered under the Securities Act of 1933 and cannot be transferred until properly registered under the Securities Act of 1933 or an exemption therefrom applies.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," both included herein. The consolidated statement of operations data and the consolidated balance sheet data are derived from the audited consolidated financial statements of the Company.

Certain prior period amounts in the following table have been reclassified to conform to the current year presentation.

	Year ended December 31
in thousands, except per share data	2000	1999	1998	1997	1996

Consolidated Statement of Operations Data:
Revenue:
Software licenses	$19,359	$10,300	$5,697	$2,669	$1,424
Services and other	11,692	7,866	3,445	1,424	582

Total revenue	31,051	18,166	9,142	4,093	2,006
Cost of goods and services:
Cost of software	681	296	31	26	10
Cost of services and other	7,494	5,611	3,084	1,308	348

Total cost of goods and services	8,175	5,907	3,115	1,334	358

Gross margin	22,876	12,259	6,027	2,759	1,648
Operating expenses:
Sales and marketing	15,672	9,704	6,030	3,644	1,418
Research and development	7,160	4,441	2,805	1,271	491
General and administrative	9,002	5,035	2,167	1,552	960
Stock compensation charge	998	229	69	—	—

Total operating expenses	32,832	19,409	11,071	6,467	2,869

Operating loss	(9,956)	(7,150)	(5,044)	(3,708)	(1,221)
Other income (expense)	1,814	(1,359)	222	141	21

Net loss	$(8,142)	$(8,509)	$(4,822)	$(3,567)	$(1,200)

Basic and diluted loss per common share	$(0.57)	$(2.85)	$(1.64)	$(1.22)	$(0.42)
Weighted-average number of common shares outstanding (1)	14,360	2,983	2,947	2,923	2,868

	December 31
in thousands	2000	1999	1998	1997	1996

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$63,731	$3,467	$3,170	$1,984	$6,211
Working capital (deficit)	68,569	(1,418)	4,916	2,299	6,194
Total assets	81,303	15,434	8,649	4,395	7,140
Debt and capital lease obligations (2)	73	8,851	—	—	249
Convertible preferred shares	—	16,079	16,079	8,093	8,093
Total shareholders' equity (deficit)	73,273	(15,629)	(10,010)	(5,261)	(1,699)

(1) All years reflect a seven-for-four stock split effective upon the consummation of the Company's initial public offering.

(2) Includes current portions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company's consolidated financial statements and notes to those consolidated financial statements included elsewhere in this Annual Report.

Overview

The Company develops, markets, and supports a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communications media, including E-mail, Fax, Web, and Voice. Apropos' solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company's product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail or Web collaboration, and also provides access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

The Company's operations commenced in January 1989, and, from inception to early 1995, operating activities consisted primarily of research and development and consulting. As an integral part of the Company's growth strategy, during February 2000, the Company completed an initial public offering of 3,977,500 Common Shares (the "IPO") resulting in net proceeds to the Company of approximately $79.3 million.

Revenue. The Company recognizes revenue from the sale of software and hardware upon delivery. The Company recognizes revenue from fees for implementation services using the percentage of completion method. The Company calculates percentage of completion based on the estimated total number of hours of service required to complete specific tasks in an implementation project and the specific tasks completed. The Company recognizes support and maintenance services ratably over the term of its maintenance contracts, which are typically annual contracts. Training services are recognized as such services are completed.

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 3.9%, 9.9%, and 12.7% of the Company's total revenue for 2000, 1999, and 1998, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

The Company markets its solution to its clients primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 23.7%, 22.0%, and 10.0% of the Company's total revenue for 2000, 1999, and 1998, respectively. Management expects that revenue derived from sales to resellers and OEMs will continue to increase as a percentage of total revenue for the foreseeable future as the Company expands and focuses on its international sales efforts and distribution channels.

Although the Company enters into general sales contracts with its clients and resellers, none of its clients or resellers is obligated to purchase its product or its services pursuant to these contracts. The Company relies on its clients and resellers to submit purchase orders for its product and services. All of the Company's sales contracts contain provisions regarding the following:

  •
  product features and pricing;
  •
  order dates, rescheduling, and cancellations;
  •
  warranties and repair procedures; and
  •
  marketing and/or sales support and training obligations.

Typically, these contracts provide that the exclusive remedy for breach of the Company's specified warranty is either a refund of the price paid or modification of the product to satisfy the warranty.

The Company has generally experienced a product sales cycle of six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective client and end when product is shipped. The length of the sales cycle for client orders depends on a number of factors including:

  •
  a client's awareness of the capabilities of the type of solutions Apropos sells and the amount of client education required;

  •
  concerns that the Company's client may have about its limited operating history and track record and the Company's size compared to many of its larger competitors;
  •
  a client's budgetary constraints;
  •
  the timing of a client's budget cycles;
  •
  concerns of the Company's client about the introduction of new products by the Company or its competitors that would render its current product noncompetitive or obsolete; and
  •
  downturns in general economic conditions, including reductions in demand for contact center services.

The Company's OEM contracts contain additional provisions regarding product technical specifications, labeling instructions, and other instructions regarding customization and rebranding. The Company's OEM contracts contain volume discounts.

Sales to clients outside the United States accounted for 22.7%, 20.8%, and 6.6% of the Company's total revenue during 2000, 1999, and 1998, respectively. Management expects the portion of the Company's total revenue derived from sales to clients outside the United States to increase as it expands its international sales efforts and distribution channels.

Cost of goods and services. Cost of goods and services consists primarily of:

  •
  the cost of compensation for technical support, education, and professional services personnel;
  •
  other costs related to facilities and office equipment for technical support, education, and professional services personnel;
  •
  the cost of third party hardware the Company resells as part of its solution; and
  •
  payments for third party software used with the Company's product.

The Company recognizes costs of software, maintenance, support and training services, and hardware as they are incurred. Costs of implementation services are recognized using the percentage of completion method described above.

Operating expenses. The Company generally recognizes its operating expenses as they are incurred. Sales and marketing expenses consist primarily of compensation, commission, and travel expenses along with other marketing expenses, including trade shows, public relations, telemarketing campaigns, and other promotional expenses. Research and development expenses consist primarily of compensation expenses for personnel and, to a lesser extent, independent contractors who adapt the Company's product for specific countries. General and administrative expenses consist primarily of compensation for administrative, financial, and information technology personnel and a number of non-allocable costs, including professional fees, legal fees, accounting fees, and bad debts.

Stock compensation charge. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase to shareholders' equity. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge.

Other income and expenses. Other income and expense relates primarily to interest earned and/or owed. Interest income is generated by the investment of cash raised in rounds of equity financing, most notably the IPO in February 2000. Interest expense is generated primarily from a charge for the fair market value of warrants issued in connection with 1999 financing arrangements and amounts owed under various financing arrangements. In February 2000, the Company retired all of its then outstanding debt with the net proceeds from the IPO, with the exception of capital leases.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items included in the Company's "Consolidated Statements of Operations" in the consolidated financial statements. Percentages are calculated from operating results rounded to the nearest thousand and may not equal calculations from the numbers referenced below in this section which may be rounded to the nearest hundred thousand. Operating performance for any period is not necessarily indicative of performance for any future periods.

	Year ended December 31
	2000	1999	1998

Revenue:
Software licenses	62.3%	56.7%	62.3%
Services and other	37.7	43.3	37.7

Total revenue	100.0	100.0	100.0
Cost of goods and services:
Cost of software	2.2	1.6	0.3
Cost of services and other	24.1	30.9	33.7

Total cost of goods and services	26.3	32.5	34.0

Gross margin	73.7	67.5	66.0
Operating expenses:
Sales and marketing	50.5	53.4	66.0
Research and development	23.1	24.4	30.7
General and administrative	29.0	27.7	23.6
Stock compensation charge	3.2	1.3	0.8

Total operating expenses	105.8	106.8	121.1

Operating loss	(32.1)	(39.3)	(55.1)
Other income (expense)	5.9	(7.5)	2.4

Net loss	(26.2)%	(46.8)%	(52.7)%

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

Revenue. Total revenue increased 70.9% to $31.1 million in 2000, from $18.2 million in 1999. Revenue from international sales increased by 90.4% to $7.0 million in 2000, from $3.7 million in 1999.

Revenue from software licenses increased 88.0% to $19.4 million in 2000, from $10.3 million in 1999. The increase in software revenue resulted from a growing market acceptance of the Company's integrated multimedia solution, its expanded sales and marketing efforts, and the introduction of new products. New product offerings included Apropos Version 4, also known as Multimedia Interaction Management, eVangelist, targeting the small, rapidly growing informal contact center market, and an OEM product for the voice-based customer that needs a voice management application. In addition, an internationalized version of Multimedia Interaction Management was released.

Revenue from services and other, consisting of professional services, customer support, and hardware, increased 48.6% to $11.7 million in 2000, from $7.9 million in 1999. The growth in revenue from services and other resulted primarily from the growth in professional services and maintenance revenue as the Company's client base increased over this period. The growth in revenue from services and other includes the continued decline of hardware revenues, which accounted for 3.9% of total revenue in 2000, and 9.9% of total revenue in 1999. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

Gross margin. Gross margins improved to 73.7% of total revenue in 2000, from 67.5% of total revenue in 1999. This improvement resulted from a higher level of revenue from software licenses, 62.3% of total revenue in 2000, compared to 56.7% of total revenue in 1999, higher staff utilization for professional services, and lower hardware sales.

Gross margins from software licenses represented 96.5% of software revenue in 2000, and 97.1% of software revenue in 1999. The cost of software licenses consists primarily of third party software used in conjunction with the Company's software.

Gross margins from services and other represented 35.9% of services and other revenue in 2000, and 28.7% of services and other revenue in 1999. This improvement is due primarily to higher staff utilization in professional services. Lower hardware sales, which has the lowest gross profit contribution, led to a more favorable gross margin mix.

Operating expenses. Operating expenses increased 69.2% to $32.8 million in 2000, from $19.4 million in 1999. This increase primarily reflects increases in the Company's sales and marketing efforts and general and administrative expenses. The continued investment in staffing resulted in headcount increasing 70.1% to 262 employees at December 31, 2000, from 154 employees at December 31, 1999. As a percentage of total revenue, operating expenses were 105.8% in 2000, and 106.8% in 1999.

Sales and marketing expenses increased 61.5% to $15.7 million in 2000, from $9.7 million in 1999. The increase in sales and marketing expenses resulted primarily from a continued investment in additional sales and marketing personnel. The increase in sales and marketing expenses also reflects increased sales commissions associated with increased revenues, and increased marketing activities, including tradeshows, public relations activities, and advertisements.

Research and development expenses increased 61.2% to $7.2 million in 2000, from $4.4 million in 1999. The increase in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance the Company's product.

General and administrative expenses increased 78.8% to $9.0 million in 2000, from $5.0 million in 1999. The increase was due to additional personnel necessary to support the Company's growing operations in the United States and its international subsidiary in the United Kingdom, as well as other general corporate expenses. In addition, $950,000 was recorded in the second quarter of 2000 for an arbitration settlement related to a dispute with a former reseller.

Stock compensation charge increased 335.8% to $998,000 in 2000, from $229,000 in 1999. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase to shareholders' equity.

Other income and expense. Interest income was $3.6 million in 2000, and $42,000 in 1999. The increase in interest income is a result of higher cash balances and short-term investments primarily from net proceeds from the IPO. Interest expense was $1.8 million in 2000, and $1.4 million in 1999. Interest expense was primarily due to a charge of $1.5 million and $1.1 million during 2000 and 1999, respectively, for the fair market value of warrants issued in connection with 1999 financing arrangements, which were repaid with net proceeds from the IPO. The remaining interest expense during both periods resulted from borrowings on the Company's revolving line of credit and various capital leases.

Income taxes. There has been no provision or benefit for income taxes for any period since 1995 due to the Company's operating losses. As of December 31, 2000, the Company had approximately $24.0 million of domestic net operating loss carryforwards for federal income tax purposes, which expire beginning 2011. The Company's use of these net operating losses may be limited in future periods.

Net loss per share. Net loss per share decreased 80.0% to $0.57 in 2000, from $2.85 in 1999. This decrease in the loss per share is the result of higher revenue, improved gross margins, investment income as a result of net proceeds from the IPO, and an increased number of outstanding shares. The number of shares used to compute net loss per share increased 381.4% to 14.4 million in 2000, from 3.0 million in 1999. This increase was principally the result of the pre-IPO conversion of the Company's convertible preferred shares to 7.0 million Common Shares and the issuance of approximately 4.0 million Common Shares in the IPO. Additional shares are the result of stock and warrant exercises, as well as shares issued in connection with the Company's employee stock purchase plan.

Year Ended December 31, 1999, Compared to Year Ended December 31, 1998

Revenue. Total revenue increased 98.7% to $18.2 million in 1999, from $9.1 million in 1998. Revenue from international sales increased 512.4% to $3.7 million in 1999, from $604,000 in 1998.

Revenue from software licenses increased 80.8% to $10.3 million in 1999, from $5.7 million in 1998. The increase in software revenue resulted from a growing market acceptance of Apropos' solution, the Company's expanded sales and marketing efforts, entrance into international markets, and introduction of new product features.

Revenue from services and other increased 128.3% to $7.9 million in 1999, from $3.4 million in 1998. The growth in revenue from services and other resulted primarily from the growth in professional services and maintenance revenue as the Company's client base increased over this period. The growth in revenue from services and other includes a decline of hardware revenues, which accounted for 9.9% of total revenue in 1999, and 12.7% of total revenue in 1998. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

Gross margin. Gross margins improved to 67.5% of total revenue in 1999, from 66.0% of total revenue in 1998. This improvement resulted primarily from higher software license revenues and lower hardware sales.

Gross margins from software licenses represented 97.1% of software revenue in 1999, and 99.5% of software revenue in 1998. The cost of software licenses consists primarily of third party software used in conjunction with the Company's software, of which there was an increase of third party content required for various new product features during 1999, compared with 1998.

Gross margins from services and other represented 28.7% of services and other revenue in 1999, and 10.5% of services and other revenue in 1998. This improvement is due primarily to higher staff utilization of project managers and technical support. Lower hardware sales, which has the lowest gross profit contribution, led to a more favorable gross margin mix.

Operating expenses. Operating expenses increased 75.3% to $19.4 million in 1999, from $11.1 million in 1998. This increase primarily reflects increases in the Company's sales and marketing efforts and general and administrative expenses. As a percentage of total revenue, operating expenses were 106.8% in 1999, and 121.1% in 1998.

Sales and marketing expenses increased 60.9% to $9.7 million in 1999, from $6.0 million in 1998. The increase in sales and marketing expenses resulted primarily from the Company's investment in additional sales and marketing personnel. This investment included additional sales channels in Europe and Asia and additional North American field sales offices. The increase in sales and marketing expenses also reflects increased marketing activities, including tradeshows, public relations activities, and advertisements.

Research and development expenses increased 58.3% to $4.4 million in 1999, from $2.8 million in 1998. The increase in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance the Company's product.

General and administrative expenses increased 132.3% to $5.0 million in 1999, from $2.2 million in 1998. The increase was due to additional personnel, litigation expense, and state sales taxes.

Stock compensation charge increased 231.9% to $229,000 in 1999, from $69,000 in 1998. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense has resulted in a corresponding increase to shareholders' equity.

Other income and expense. Interest income was $42,000 in 1999, and $245,000 in 1998. The decrease in interest income was a result of declining cash balances, due to cash being used to fund operations. Interest expense was $1.4 million in 1999, and $23,000 in 1998. The increase in interest expense was primarily due to a charge of $1.1 million during 1999 for the fair market value of warrants issued in connection with a financing arrangements established that year, as well as increases in amounts owed under a line of credit and capital leases.

Income taxes. There has been no provision or benefit for income taxes for any period since 1995 due to the Company's operating losses. As of December 31, 1999, the Company had $12.6 million of domestic net operating loss carryforwards for federal income tax purposes, which expire beginning 2011. The Company's use of these net operating losses may be limited in future periods.

Net loss per share. Net loss per share increased 73.8% to $2.85 in 1999, from $1.64 in 1998. This increase in the loss per share is the result of higher operating expenses as the Company expanded its business and interest expense related to a charge for the fair market value of warrants issued in connection with 1999 financing arrangements. The number of shares used to compute net loss per share remained relatively flat at 3.0 million in 1999, and 2.9 million in 1998.

Liquidity and Capital Resources

In February 2000, the Company sold 3,977,500 Common Shares in its IPO and realized net proceeds of approximately $79.3 million. Prior to the offering, the Company had financed its operations primarily from the private sales of convertible preferred shares totaling $16.1 million, proceeds from banking arrangements, a bridge loan and subordinated convertible promissory notes, and to a lesser extent, from lease financing.

The Company's operating activities resulted in net cash outflows of $5.6 million in 2000, $8.7 million in 1999, and $5.8 million in 1998. The operating cash outflows for these periods resulted from net losses experienced in each of the periods as the Company continued to invest in product development and expansion of its sales force and infrastructure to support growth. The cash used in operations was offset by non-cash charges for amortization of stock-based compensation and charges for the fair market value of warrants issued in connection with 1999 financing arrangements.

Investing activities for 2000 consisted of $3.7 million for capital expenditures to support the Company's growing number of employees and infrastructure development and $53.9 million of net purchases of short-term investments utilizing funds remaining from the Company's IPO. Net cash used in investing activities for 1999 and 1998 totaled $999,000 and $721,000, respectively, primarily due to purchases of computer hardware, software, furniture and fixtures, and leasehold improvements.

Financing activities generated a net $69.6 million in cash for 2000, primarily from the net proceeds of the Company's IPO offset by repayments of debt. Financing activities generated a net $10.0 million in cash for 1999, primarily from proceeds from the Company's bridge loan and revolving line of credit. Financing activities generated a net $7.8 million in cash in 1998, primarily from issuance of convertible preferred shares.

The Company's capital requirements depend on numerous factors. The Company expects to devote substantial resources to continue research and development efforts, expand sales channels, increase marketing programs, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the net proceeds from the sale of the Common Shares in the Company's IPO will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months. However, the Company may also need to raise additional funds in order to fund more rapid expansion, including significant increases in personnel and office facilities, to develop new or enhance products or respond to competitive pressures. Additional funding may not be available on favorable terms or at all.

Recently Issued Accounting Standards

In June 1999, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which modified the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 on January 1, 2001, had no effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission (SEC or Commission) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date. Apropos adopted SAB No. 101 in 2000. The implementation of SAB No. 101 did not have a material effect on the financial position or results of operations of Apropos.

In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 and among other issues clarified the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. Apropos has adopted FIN No. 44 and the application of FIN No. 44 did not have a material impact on its results of operations or financial position.

Inflation

The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company's business will not be affected by inflation in the future.

Risk Factors Associated With Apropos' Business and Future Operating Results

Apropos' future operating results may vary substantially from period to period. The price of the Company's Common Shares has and will fluctuate in the future, and an investment in the Company's Common Shares is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in the Company's securities will experience gains while others will experience losses depending on the prices at which they purchase and sell the Company's securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report.

Risks Related To The Company's Business

The Company's limited operating history makes evaluating the Company's business difficult.

The Company's limited operating history makes it difficult to forecast its future operating results. The Company commenced operations in January 1989, but did not begin shipping its principal product and generating revenue from that product until March 1995. Therefore, the Company has only a limited operating history upon which investors may evaluate its business. Prospective and existing investors must consider the numerous risks and uncertainties an early stage company like Apropos faces in a rapidly changing software and technology industry. These risks include the Company's inability to:

  •
  increase awareness of its brand and continue to build client loyalty;
  •
  maintain its current, and develop new, strategic partnerships and relationships;
  •
  respond effectively to competitive pressures; and
  •
  continue to develop and improve its technology to meet the needs of its clients.

If the Company is unsuccessful in addressing these risks, sales of its product and services, as well as its ability to maintain or increase its client base, will be substantially diminished.

The Company has not been profitable since 1994.

The Company has not operated profitably since 1994. The Company incurred net losses of $8.1 million in 2000, $8.5 million in 1999, and $4.8 million in 1998. The Company intends to continue to make significant investments in its research and development, marketing, and sales operations. The Company anticipates that these expenses could significantly precede any revenues generated by the increased spending. As a result, the Company may experience losses and negative cash flow from its operations in future periods. The Company will need to generate significant revenue to achieve profitability and it may not be able to do so. Even if it does achieve profitability, the Company makes no assurance that it will be able to sustain or increase profitability on a quarterly or annual basis in the future.

The Company has never been able to fully fund operations from cash generated by its business, and it may not be able to do so in the future.

The Company has not operated profitably since 1994. The Company has principally financed its operations through the private placement of convertible preferred shares, bank borrowings, short-term loans, and most recently through its IPO. If the Company does not generate sufficient cash resources from its business to fund operations, its growth could be limited unless it is able to obtain additional capital through equity or debt financings. The Company's inability to grow as planned may reduce its chances of achieving profitability, which, in turn, could have a material adverse effect on the market price of its Common Shares.

The Company's lengthy sales cycle has contributed and may continue to contribute to the quarter-to-quarter variability and unpredictability of its revenue and operating results which could adversely affect the market price of its Common Shares.

The Company has generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective client and end when the product is delivered. The Company's prospective clients' decisions to license its product often requires significant investment and executive level decision-making, and depend on a number of factors.

The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, the Company's software revenue and operating results to vary significantly from quarter to quarter, which makes it difficult for the Company to forecast software license revenue and could cause volatility in the market price of its Common Shares. Excessive delay in the product sales cycle could materially and adversely affect the Company's business, financial condition, and results of operations.

The Company's future business prospects depend in part on the Company's ability to maintain and improve its current product and to develop new products and product features.

The Company believes that its future business prospects depend in large part on its ability to maintain and improve its current product and to develop new products and product features on a timely basis. The Company's product will have to achieve market acceptance, maintain technological competitiveness, and meet an expanding range of client requirements. As a result of the complexities inherent in the Company's product, major new products and product features require long development and testing periods. The Company may not be successful in developing and marketing, on a timely and cost effective basis, new products or product features that respond to technological change involving industry standards or client requirements. Significant delays in the general availability of new releases of the Company's product or significant problems in the installation or implementation of new releases of its product could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company may not be able to modify its product in a timely and cost effective manner to respond to technological change.

Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render the Company's product obsolete or noncompetitive. The market for the Company's product is characterized by:

  •
  rapid technological change;
  •
  significant development costs;
  •
  frequent new product introductions;
  •
  changes in the requirements of the Company's clients and their customers; and
  •
  evolving industry standards.

The Company's product is designed to work in conjunction with and on a variety of hardware and software platforms used by its clients. However, the Company's software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, and other systems that its clients use. Also, the Company must constantly modify and improve its product to keep pace with changes made to these platforms and to database systems and other applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions, or modifications, which may cause confusion in the market and harm the Company's business. If the Company fails to promptly modify or improve its products in response to evolving industry standards or client demands, its product could rapidly become obsolete, which would materially and adversely affect the Company's business, financial condition, and results of operations.

Competition could reduce the Company's market share and decrease its revenue.

The market for the Company's product is highly competitive and the Company expects competition to increase significantly in the future. In addition, because the Company's industry is new and evolving and characterized by rapid technological change, it is difficult for the Company to predict whether, when, and by whom new competing technologies or new competitors may be introduced into its markets. Currently, the Company's competition comes from platform providers, interaction management solution providers, and stand-alone point solution providers.

The Company makes no assurance that it will be able to compete successfully against current or future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced profit margins, or loss of market share, each of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Demand for communications and interaction management software for multimedia contact centers may grow more slowly than the Company currently anticipates.

The majority of the Company's revenue has been generated from licenses of its product and related support and professional services, and it expects this trend to continue for the foreseeable future. The market for the Company's product and services is still emerging. If the demand for communications and interaction management software does not continue to grow as anticipated within the Company's targeted markets, the Company's ability to expand its business as planned could be materially and adversely affected.

If the Company fails to establish and maintain strategic relationships, the Company's ability to increase its revenue and profitability will suffer.

The Company currently has strategic relationships with resellers, original equipment manufacturers, or OEMs, system integrators, and enterprise application providers. Apropos depends on these relationships to:

  •
  distribute its products;
  •
  generate sales leads;
  •
  build brand and market awareness; and
  •
  implement and support its solution.

The Company believes that its success depends, in part, on its ability to develop and maintain strategic relationships with resellers, OEMs, system integrators, and enterprise application providers. In addition, the Company intends to train and certify more strategic partners to provide the professional services required to implement its solution in an effort to expand its client base. The Company generally does not have long-term or exclusive agreements with these strategic partners. If any of the Company's strategic relationships are discontinued, sales of its products and services and its ability to maintain or increase its client base may be substantially diminished.

If the Company's strategic partners fail to market Apropos' product and services effectively or provide poor customer service, the Company's reputation will suffer and it could lose clients.

If the Company's strategic partners fail to market Apropos' product and services effectively, the Company could lose market share. Some of the Company's strategic partners also provide professional services to Apropos' clients in connection with the implementation of its product. Additionally, if a strategic partner provides poor customer service, the value of the Company's brand could be diminished. Therefore, the Company must maintain relationships with strategic partners throughout the world that are capable of providing high-quality sales and service efforts. If the Company loses a strategic partner in a key market, or if a current or future strategic partner fails to adequately provide customer service, the Company's reputation will suffer and sales of its product and services could be substantially diminished.

The Company may have difficulties successfully managing its growth, which may reduce its chances of achieving and maintaining profitability.

The Company's revenues increased to $31.1 million in 2000 from $2.0 million in 1996. The Company intends to continue to expand its business operations significantly in the future. The Company has also increased its number of employees to 262 at December 31, 2000, from 154 at December 31, 1999. The Company's existing management, operational, financial, and human resources, and management information systems and controls may be inadequate to support future growth. If the Company is not able to manage its growth successfully, it will not grow as planned and the Company's business could be adversely affected.

Infringement of the Company's proprietary rights could affect its competitive position, harm its reputation or increase its operating costs.

The Company considers its products to be proprietary. In an effort to protect its proprietary rights, the Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic partners, resellers, and its clients, and employee and third party non-disclosure agreements. These laws and agreements provide only limited protection of Apropos' proprietary rights. In addition, the Company has not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide the Company with adequate protection in all circumstances. Although the Company has patented or filed patent applications for some of the inventions embodied in its software, the Company's means of protecting its proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization and without its detection and without infringing its patents. A third party could also develop similar technology independently. In addition, the laws of some countries in which the Company sells its product do not protect its software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use, or reverse engineering of the Company's product could materially adversely affect its business, financial condition, and results of operations.

Infringement claims could adversely affect the Company.

A third party could claim that the Company's technology infringes its proprietary rights. As the number of software products in the Company's target market increases and the functionality of these products overlap, the Company believes that software developers may face infringement claims. Although the Company does not believe that its product infringes any patents, if certain software and technology patents were interpreted broadly, claims of infringement against the Company, if successful, could have a material adverse effect on its business, financial condition, and results of operations. Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against the Company or its clients with respect to the Company's current or future products may require the Company to enter into costly royalty arrangements or litigation, or otherwise materially and adversely affect its business, financial condition, and results of operations. In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that Apropos' product utilizes technologies pioneered and patented by Rockwell. In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. Based upon the continuing review of its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position. If a negotiated resolution of this matter is required, it could involve payment of license fees which would increase the Company's costs. The Company makes no assurance that the terms of any licensing arrangement would be favorable to the Company. A resolution could also require a redesign of the Company's product or the removal of some of the Company's product features. If a negotiated resolution is not achieved, Apropos will vigorously defend this action. If the Company does not prevail, damages could be awarded and an injunction could be issued requiring Apropos to cease certain activities. If infringement is deemed to be willful, a court may triple the awarded damages. Any of these activities could have a material adverse effect on the Company's business, financial condition, and results of operations. Regardless of the outcome, litigation may result in substantial expense and significant diversion of the Company's management and technical personnel.

The Company may not be able to hire and retain the personnel it needs to sustain its business.

The Company depends on the continued services of its executive officers and other key personnel. The loss of services of any of the Company's executive officers or key personnel could have a material adverse effect on its business, financial condition, and results of operations.

The Company needs to attract and retain highly-skilled technical and managerial personnel for whom there is intense competition. The Company has had some difficulty hiring highly-skilled technical people due to the high market demand for their services. If the Company is unable to attract and retain qualified technical and managerial personnel, its results of operations could suffer and the Company may never achieve profitability.

The Company's financial success depends to a large degree on the ability of its direct sales force to increase sales. Therefore, the Company's ability to increase revenue in the future depends considerably upon its success in recruiting, training, and retaining additional direct sales personnel and the success of its direct sales force. Also, it may take a new salesperson a number of months before he or she becomes a productive member of the Company's direct sales force. The Company's business will be harmed if it fails to hire and retain qualified sales personnel, or if newly hired salespersons fail to develop the necessary sales skills or develop these skills more slowly than the Company anticipates.

The Company's international operations and expansion involve financial and operational risks.

The Company intends to continue to expand its international operations and enter additional international markets. The expansion of the Company's international operations will require significant management attention and financial resources to establish additional foreign operations, hire additional personnel, and recruit additional international resellers. Revenue from international expansion may be inadequate to cover the expenses of international expansion.

The Company's expansion into new international markets may take longer than anticipated and could directly impact how quickly the Company increases product sales into these markets. International markets may take additional time and resources to penetrate successfully. The Company's product needs to be conformed to the language and infrastructure requirements of other countries. In addition, the acceptance of new technologies, such as E-mail and Web-based forms of communication, may not occur as rapidly as in North America. This could have a material adverse impact on the Company's business, financial condition, and results of operations.

Other risks the Company may encounter in conducting international business activities generally could include the following:

  •
  economic and political instability;
  •
  unexpected changes in foreign regulatory and requirements and laws;
  •
  tariffs and other trade barriers;
  •
  timing, cost, and potential difficulty of adapting Apropos' product to the local language standards in those foreign countries that do not use the English alphabet;
  •
  longer sales cycles and accounts receivable cash receipts cycles;
  •
  potentially adverse tax consequences;
  •
  fluctuations in foreign currencies; and
  •
  restrictions on the repatriation of funds.

The Company's product and the third party software it sells with its product could have defects for which the Company is potentially liable and that could result in loss of revenue, increased costs, loss of the Company's credibility, or delay in acceptance of the Company's product in the marketplace.

The Company's product, including applications supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. The portions of the Company's product used to manage E-mail and Web-based interactions are relatively new. Despite internal product testing, the Company has in the past discovered software errors in some of the versions of its product after their introduction to the marketplace. Errors in new products or versions could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from the Company's other development efforts, or the loss of credibility with current or future clients. This could result in a loss of revenue or delay in market acceptance of the Company's product, which could have a material adverse effect on its business, financial condition, and results of operations.

In addition, the Company has warranted to some of its clients, resellers, and OEMs that its software is free of viruses. If a virus infects a client's computer software, the client could assert claims against the Company that could be costly and could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's license agreements with its clients typically contain provisions designed to limit its exposure to potential product liability and some contract claims.

The Company's license agreements also typically limit its client's entire remedy to either a refund of the price paid or modification of the Company's product to satisfy the warranty. However, not all of these agreements contain these types of provisions, and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. The Company also does not have executed license agreements with all of its clients. A product liability, warranty, or other claim brought against the Company could have a material adverse effect on the Company's business, financial condition, and results of operations. Performance interruptions at the Company's client's system, most of which currently do not have back-up systems, could negatively affect demand for Apropos' products or give rise to claims against the Company.

The third party software the Company sells with its product may also contain errors or defects. Typically, the Company's license agreements transfer any warranty from the original manufacturer of third party software to its clients to the extent permitted, but in some cases the Company provides warranties regarding third party software. Product liability, warranty, or other claims brought against the

Company with respect to such warranties could have a material adverse affect on its business, financial condition, and results of operations.

The Company depends on Microsoft Corporation technologies and other third party software on which its product relies.

The Company's software currently runs only on Microsoft Windows NT™ servers. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on the Company's ability to market its current product. Although the Company believes that Microsoft technologies will continue to be widely used by businesses, the Company cannot assure prospective and existing investors that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not currently support. In addition, the Company's products and technologies must continue to be compatible with new developments in Microsoft technologies.

The Company sells third party software with its product. If one or more of these third parties ceases to sell their software, the Company will need to modify its product to use an alternative supplier or eliminate the affected product function, either of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company may not be able to obtain adequate financing to implement its growth strategy.

Successful implementation of the Company's growth strategy will likely require continued access to capital. If it does not generate sufficient cash from operations, the Company's growth could be limited unless the Company is able to obtain capital through additional debt or equity financings. The Company makes no assurance that debt or equity financings will be available as required to fund growth and other needs.

Even if financing is available, it may not be on terms that are favorable to the Company or sufficient for its needs. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

If the Company's clients do not perceive its product or services to be effective or of high quality, its brand and name recognition would suffer.

The Company believes that establishing and maintaining brand and name recognition is critical for attracting and expanding its targeted client base. The Company also believes that the importance of reputation and name recognition will increase as competition in its market increases. Promotion and enhancement of the Company's name will depend on the effectiveness of its marketing and advertising efforts and on its success in continuing to provide high-quality products and services, neither of which can be assured. If the Company's clients do not perceive its product or services to be effective or of high-quality, the Company's brand and name recognition would suffer which would have a material adverse effect on its business.

The growth of the Company's business may be impeded without increased use of the Internet.

The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services available over the Internet is still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, pricing controls, and inhibiting cross-border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by the Company's clients and their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for the Company's product and limit the growth of its revenue.

Natural MicroSystems, Inc. may become unwilling or unable to continue to supply the Company with Voice processing boards, requiring it to find a substitute supplier that could prove difficult or costly.

Natural MicroSystems, Inc. is currently the Company's sole supplier of the Voice processing boards that are necessary for the operation of its product. If Natural MicroSystems becomes unable or unwilling to continue to supply these Voice processing boards in the volume, at the price and with the technical specifications the Company requires, then the Company would have to adapt its product to perform with the Voice processing boards of a substitute supplier. Introducing a new supplier of Voice processing boards could result in unforeseen additional product development or customization costs and could also introduce hardware and software compatibility problems. These problems could affect product shipments, be costly to correct, or damage the Company's reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition, and results of operations.

Other Risks

The Company's share price has been and may continue to be highly volatile and could drop unexpectedly.

The price for the Company's Common Shares has been and may continue to be highly volatile and subject to wide fluctuations in response to the following factors:

  •
  quarterly variations in the Company's operating results due to prolonged sales cycles and deviations between actual and expected sales;
  •
  announcements of technical innovations, new products, or new services by the Company or its competitors;
  •
  changes in investor perception of the Company or the market for its product;
  •
  changes in financial estimates by securities analysts; and
  •
  changes in general economic and market conditions.

The shares of many technology companies have experienced significant fluctuations in trading price and volume. Often these fluctuations have been unrelated to operating performance. Declines in the market price of the Company's Common Shares could also materially and adversely affect employee morale and retention, the Company's access to capital, and other aspects of its business.

If the Company's share price continues to be volatile, it may become subject to securities litigation, which is expensive and could divert its resources.

In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in the Company's industry have been subject to this type of litigation. If the Company becomes involved in this type of litigation, regardless of the outcome, it could incur substantial legal costs and management's attention could be diverted, causing the Company's business to suffer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $53.9 million at December 31, 2000. The Company's short-term investments consist primarily of readily available debt securities. The Company considers all investments with original maturities of less than one year from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2000, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

Foreign Currency Risk

The Company develops products in the United States and sells these products in North America, Europe, South America, Asia, Africa, and Australia. As a result, its financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As sales are generally made in U.S. dollars or British pound sterling, a strengthening of the dollar or pound could make the Company's products less competitive in foreign markets. Given the level of income the Company currently derives from its foreign operations, the Company considers this exposure to be minimal. The Company believes a 10.0% change in exchange rates would not have a significant impact on its future earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

Shareholders and Board of Directors
Apropos Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apropos Technology, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apropos Technology, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Chicago, Illinois
February 26, 2001

Apropos Technology, Inc.
Consolidated Balance Sheets

	December 31
in thousands, except share and per share amounts	2000	1999

Assets
Current assets:
Cash and cash equivalents	$9,821	$3,467
Short-term investments	53,910	—
Accounts receivable, less allowances for doubtful accounts of $462 at December 31, 2000 and $462 at December 31, 1999	10,976	8,942
Inventory	412	364
Prepaid expenses and other current assets	1,480	425

Total current assets	76,599	13,198
Equipment, net	4,299	1,618
Other assets	405	618

Total assets	$81,303	$15,434

Liabilities and shareholders' equity (deficit)
Current liabilities:
Short-term debt	$—	$8,175
Accounts payable	1,816	1,094
Accrued expenses	1,453	1,808
Accrued compensation and related accruals	1,504	1,292
Advance payments from customers	762	584
Deferred revenues	2,422	1,355
Current portion of long-term obligations	73	308

Total current liabilities	8,030	14,616
Long-term obligations, less current portion	—	368
Convertible Preferred Shares, $0.01 par value, none authorized, issued, and outstanding at December 31, 2000; 3,995,483 shares authorized, issued and outstanding at December 31, 1999	—	16,079
Shareholders' equity (deficit):
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,342,593 shares issued and outstanding at December 31, 2000; 7,694,384 shares authorized, 3,055,883 issued and outstanding at December 31, 1999	163	53
Additional paid-in capital	99,866	2,932
Accumulated deficit	(26,756)	(18,614)

Total shareholders' equity (deficit)	73,273	(15,629)

Total liabilities and shareholders' equity	$81,303	$15,434

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Operations

	Year Ended December 31
in thousands, except per share amounts	2000	1999	1998

Revenue:
Software licenses	$19,359	$10,300	$5,697
Services and other	11,692	7,866	3,445

Total revenue	31,051	18,166	9,142
Cost of goods and services:
Cost of software	681	296	31
Cost of services and other	7,494	5,611	3,084

Total cost of goods and services	8,175	5,907	3,115

Gross margin	22,876	12,259	6,027
Operating expenses:
Sales and marketing	15,672	9,704	6,030
Research and development	7,160	4,441	2,805
General and administrative	9,002	5,035	2,167
Stock compensation charge	998	229	69

Total operating expenses	32,832	19,409	11,071

Loss from operations	(9,956)	(7,150)	(5,044)
Other income (expense):
Interest income	3,629	42	245
Interest expense	(1,815)	(1,414)	(23)
Other income	—	13	—

Total other income (expense)	1,814	(1,359)	222

Net loss	$(8,142)	$(8,509)	$(4,822)

Basic and diluted net loss per share	$(0.57)	$(2.85)	$(1.64)
Weighted-average number of shares outstanding	14,360	2,983	2,947

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)

			Additional paid-in capital		Shareholders' equity (deficit)
in thousands, except share and per share amounts	Common Shares			Accumulated deficit
	Shares	Amount

Balance at December 31, 1997	2,928,282	$22	$—	$(5,283)	$(5,261)
Issuance of Common Shares:
Exercise of options	19,842	4	—	—	4
Stock compensation charge	—	—	69	—	69
Net loss	—	—	—	(4,822)	(4,822)

Balance at December 31, 1998	2,948,124	26	69	(10,105)	(10,010)
Issuance of Common Shares:
Exercise of options	107,759	27	—	—	11
Stock compensation charge	—	—	229	—	229
Issuance of warrants for financing costs	—	—	2,634	—	2,634
Net loss	—	—	—	(8,509)	(8,509)

Balance at December 31, 1999	3,055,883	53	2,932	(18,614)	(15,629)
Issuance of Common Shares:
Initial public offering, net of related expenses	3,977,500	40	79,236	—	79,276
Exercise of options	2,252,099	23	420	—	443
Employee stock purchase plan	40,948	—	248	—	248
Exercise of warrant	24,068	—	—	—	—
Conversions into Common Shares:
Convertible Preferred Shares	6,992,095	70	16,009	—	16,079
Stock compensation charge	—	—	998	—	998
Conversion of no-par shares to $0.01 par shares	—	(23)	23	—	—
Net loss	—	—	—	(8,142)	(8,142)

Balance at December 31, 2000	16,342,593	$163	$99,866	$(26,756)	$73,273

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
in thousands	2000	1999	1998

Cash flows used in operating activities
Net loss	$(8,142)	$(8,509)	$(4,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,550	1,084	—
Depreciation and amortization	1,055	640	363
Stock compensation charge	998	229	69
Provision for doubtful accounts	286	311	101
Gain on sale of equipment	—	(13)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,318)	(5,435)	(2,399)
Inventory	(48)	(81)	(203)
Prepaid and other current assets	(1,109)	(140)	(103)
Other assets	259	(537)	(106)
Accounts payable	723	433	351
Accrued expenses	(356)	1,614	67
Accrued compensation and related accruals	212	594	251
Advance payments from customers	178	191	342
Deferred revenue	1,067	877	244

Net cash used in operating activities	(5,645)	(8,742)	(5,845)
Cash flows used in investing activities
Maturities and sales of short-term investments	65,615	—	—
Purchases of short-term investments	(119,526)	—	—
Purchases of equipment	(3,738)	(999)	(721)

Net cash used in investing activities	(57,649)	(999)	(721)
Cash flows provided by financing activities
(Payments on) borrowings from revolving line of credit	(3,216)	3,216	—
(Payment of) proceeds from bridge loan and detachable warrants	(5,000)	5,000	—
(Payment of) proceeds from subordinated convertible promissory notes and detachable warrants	(1,500)	1,500	—
(Payment of) proceeds from long-term debt	(500)	500	—
Payments on capital lease obligations	(103)	(205)	(238)
Net proceeds from issuance of Convertible Preferred Shares	—	—	7,986
Net proceeds from initial public offering of Common Shares	79,276	—	—
Proceeds from exercise of options	443	27	4
Proceeds from employee stock purchase plan	248	—	—

Net cash provided by financing activities	69,648	10,038	7,752

Net increase in cash and cash equivalents	6,354	297	1,186
Cash and cash equivalents, beginning of year	3,467	3,170	1,984

Cash and cash equivalents, end of year	$9,821	$3,467	$3,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$410	$185	$23
Borrowings under capital lease obligations	$—	$225	$—
Non-cash deferred financing costs	$—	$2,634	$—

See notes to consolidated financial statements.

Apropos Technology, Inc.
Notes to Consolidated Financial Statements

1. NATURE OF BUSINESS

Apropos Technology, Inc. (the Company) is engaged in one business segment, developing, marketing, and supporting a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communications media, including E-mail, Fax, Web, and Voice. The Company's solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions.

Principal operations of the Company commenced during 1995. During 1997, the Company established a wholly-owned subsidiary in the United Kingdom, Apropos Technology, Limited. The purpose of this entity is to market the Company's product throughout Europe.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, Apropos Technology, Limited. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In order to prepare the Company's financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Financial Instruments and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, short-term investments, accounts receivable, and accounts payable, which had fair values that approximate their respective carrying amounts. The Company invests its excess cash primarily in readily marketable debt securities. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

The Company had one client during 2000 that represented 11.5% of its total revenues. Other than such client, no client accounted for 10.0% or more of total revenues for 2000, 1999, or 1998.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company's short-term investments consist primarily of readily marketable debt securities. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available-for-sale." The amortized cost of all securities approximates the fair value of the securities at December 31, 2000 and 1999.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory consists of finished goods, primarily third party software and hardware.

Equipment

Equipment is carried at cost, less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets of two to seven years. Repairs and maintenance costs are charged to expense as incurred.

Advance Payments From Customers and Deferred Revenues

Advance payments from customers represent payments received from customers upon product order. Deferred revenue primarily represents payments received from customers for customer support and enhancement services prior to revenue recognition.

Income Taxes

The Company provides for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under this method, a valuation allowance is required against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

Revenue Recognition

The Company generates software revenues from licensing the right to use its software products and also generates service revenues from implementation and installation services, ongoing maintenance (post-contract technical support and product upgrades), training services, and professional services performed for resellers and clients. The Company provides a warranty for 90 days on all software licenses which runs concurrent with the client maintenance agreement. The Company's policy is to not allow returns of software licenses. The Company issues product upgrades on a when and if available basis.

Revenue from software license agreements is recognized upon shipment of the software if:

  •
  persuasive evidence of an arrangement exists;
  •
  sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement;
  •
  the fee is fixed or determinable; and
  •
  collection is probable.

Shipment is further defined in certain contracts as delivery of the product master or first copy for noncancelable product licensing arrangements under which the reseller has certain software distribution rights. Software licenses are shipped to resellers upon receipt of a purchase order from an end customer. The Company recognizes revenue from the sale of software licenses placed through a reseller upon shipment of the license to the reseller or the end customer. The reseller is the Company's customer and is obligated to pay for the software license upon shipment. As a result, the reseller assumes any credit risk from the reseller's end customer and any risk that the end customer declines receipt of the software license.

Revenue from ongoing client maintenance is recognized ratably over the post-contract support term, which is typically twelve months. Revenue from training services and professional services are recognized when the services are completed. Revenue from implementation and installation services is recognized using the percentage of completion method. The Company calculates percentage of completion based on the estimated total number of hours of service required to complete specific tasks in an implementation project and the specific tasks completed. Implementation and installation services are typically completed within 120 days. Amounts received prior to revenue recognition and for prepaid customer support and enhancement services are classified as deferred revenue.

The Company provides a master copy of its software license to its OEMs. Generally, the Company recognizes revenue from an OEM upon notification from the OEM that delivery of the software license to an end customer has occurred. In cases where minimum guaranteed payment terms are in excess of twelve months, the Company recognizes revenue from the arrangements as the payments become due.

Advertising

Advertising costs are generally expensed as incurred. Advertising expenses were approximately $445,000, $181,000, and $158,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

Research and Development

Research and development expenditures are generally charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through December 31, 2000, all software development costs have been expensed.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as described in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, under which no compensation costs related to stock options issued to employees and directors are recognized given the exercise price of each option at the measurement date is equal to the fair market value of the underlying Common Shares. In instances where the exercise price of each option at the date of grant is below the fair market value of the underlying Common Shares, compensation expense is recognized over the vesting period of the option.

Foreign Currency Translation

The U.S. dollar is the functional currency for the Company's foreign subsidiary. Substantially all of the sales of the Company's foreign subsidiary are made in U.S. dollars. Because the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiary operates, monetary accounts maintained in currencies other that the U.S. dollar (principally cash and liabilities) are measured using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is based upon the net loss and upon the weighted-average number of Common Shares outstanding during the period. Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options and warrants, only in the periods presented in which such effect would have been dilutive. The weighted-average number of shares from outstanding options and warrants to purchase Common Shares using the treasury stock method for 2000, 1999, and 1998 were 1,960,142, 2,589,733, and 1,986,722, respectively. The weighted-average number of Common Shares from redeemable Convertible Preferred Shares using the if-converted method for 1999 and 1998 were 6,992,095 and 6,992,095 shares, respectively. The conversion of the Convertible Preferred Shares is included in the basic net loss per common share for 2000 as such shares were converted to Common Shares concurrent with the Company's initial public offering of Common Shares (IPO) during February 2000. Diluted net loss per share is not presented separately as the effect of the common share equivalents is anti-dilutive for each of the years presented. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

Recently Issued Accounting Standards

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which modified the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of SFAS No. 133 on January 1, 2001, had no effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission (SEC or Commission) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." This bulletin provides guidance from the staff on applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B that further delayed the implementation date. Apropos adopted SAB No. 101 in 2000. The implementation of SAB No. 101 did not have a material effect on the financial position or results of operations of Apropos.

In March 2000, the FASB issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25." FIN No. 44 clarifies the application of APB Opinion No. 25 and among other issues clarified the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 was effective July 1, 2000, but certain conclusions in FIN No. 44 cover specific events that occurred after either December 15, 1998 or January 12,

2000. Apropos has adopted FIN No. 44 and the application of FIN No. 44 did not have a material impact on its results of operations or financial position.

Reclassifications

Certain prior year amounts in the financial statements and related notes have been reclassified to conform to the current year presentation.

3. EQUIPMENT

Equipment consisted of the following:

	December 31
in thousands	2000	1999

Computer equipment	$2,517	$1,339
Software	1,806	256
Furniture and fixtures	1,460	1,070
Office equipment	425	101
Leasehold improvements	183	97

	6,391	2,863
Less: Accumulated depreciation and amortization	(2,092)	(1,245)

Equipment, net	$4,299	$1,618

4. DEBT AND WARRANTS

Short-term debt includes:

	December 31
in thousands	2000	1999

Revolving line of credit	$—	$3,216
Subordinated convertible promissory notes	—	1,474
Bridge loan	—	3,485

Short-term debt	$—	$8,175

During 1999, the Company amended a 1998 credit agreement (the "Revolving Agreement") with a bank that provided for a secured revolving line of credit facility of $3,500,000 (including letters of credit of up to $300,000). Borrowings under the Revolving Agreement were secured by the assets of the Company with interest at the prime rate (8.5% at December 31, 1999) plus 1.0%. Borrowings under the Revolving Agreement of $3,216,000 were repaid in full during February 2000, with net proceeds received by the Company from its IPO, and this portion of the Revolving Agreement was retired. At December 31, 2000 and 1999, outstanding letters of credit under the Revolving Agreement were $284,000. Pursuant to the amendment, the Company issued detachable warrants to the bank allowing the bank to purchase 30,625 Common Shares at an exercise price of $3.97 per share and expiring in May 2006. These warrants were not exercised as of December 31, 2000. These warrants were valued at $32,000 and recorded as deferred financing costs. The charge to interest expense was $8,000 and $24,000, during 2000 and 1999, respectively.

During 1999, the Company issued subordinated convertible promissory notes with a face value of $1,500,000 and a stated interest rate of 10.0%, together with warrants, to certain preferred shareholders. The notes were repaid in full during February 2000, with net proceeds received by the Company from its IPO. The warrants allow the noteholders to purchase an aggregate of 75,649 Common Shares at an exercise price of $3.97 per share and expire in June 2009. These warrants were not exercised as of December 31, 2000. These warrants were valued at $77,000 and recorded as a debt discount, increasing the effective interest rate on the subordinated convertible promissory notes to 15.0%. The charge to interest expense was $27,000 and $50,000, during 2000 and 1999, respectively.

During 1999, a $5,000,000 secured bridge loan was made to the Company by Access Technology Partners, L.P., a fund of investors that is managed by an entity associated with J.P. Morgan Chase & Co., formerly Hambrecht & Quist LLC, one of the managing underwriters of the Company's IPO, and ARCH Venture Fund III, L.P., a common shareholder in the Company. This loan bore interest at 9.25% and was repaid in full during February 2000, with net proceeds received by the Company from its IPO. The Company granted to Access Technology Partners, L.P. and ARCH Venture Fund III, L.P. warrants to purchase 236,250 and 26,250 Common Shares at $5.34, respectively. These warrants expire in November 2006. Access has not exercised any of these warrants as of December 31, 2000. ARCH exercised warrants to purchase 24,068 Common Shares during August 2000, forfeiting 2,182 Common Shares in lieu of cash payment of the exercise price. These warrants were valued at $2,525,000 and recorded as a debt discount, increasing the effective interest rate on the bridge loan to 121.0%. The charge to interest was $1,515,000 and $1,010,000, during 2000 and 1999, respectively.

The warrants referenced above were valued utilizing the Black-Scholes method. In applying the Black-Scholes method, the Company utilized an expected dividend yield of 0.0%, a risk-free interest rate of 5.0%, a volatility factor of 136.0%, and a fair value of the underlying Common Shares of $4.32 for warrants issued with the line of credit and the subordinated convertible promissory notes and $14.00 for warrants issued with the bridge loan. The lives utilized to value each of the warrants was based on the term of each respective warrant as described above.

Long-term obligations include:

	December 31
in thousands	2000	1999

Long-term debt	$—	$500
Capital lease obligations	73	176

Long-term obligations	73	676
Less: Current portion of long-term obligations	73	308

Long-term obligations, less current portion	$—	$368

The Revolving Agreement also provided for equipment advances of not more than $500,000, bearing interest at the prime rate (8.5% at December 31, 1999) plus 1.25% and due in 2002. Outstanding borrowings were repaid in full during February 2000, with net proceeds received by the Company from its IPO, and this portion of the Revolving Agreement was retired.

The Company has certain capital lease obligations for various computer equipment and furniture and fixtures, all maturing during 2001.

5. INCOME TAXES

The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34.0% is due to net operating losses not being benefited. Accordingly, there is no provision for income taxes for the years ended December 31, 2000, 1999, and 1998.

At December 31, 2000, the Company had domestic net operating loss carryforwards aggregating approximately $24,000,000, expiring in years 2011 through 2020. Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of the net operating loss carryforwards may be subject to annual limitations. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards and has been offset by a valuation allowance due to uncertainty regarding the realization of the asset. The valuation allowance increased $4,261,000, $3,991,000, and $467,000 during the years ended December 31, 2000, 1999, and 1998, respectively. The Company has not paid any income taxes for the years indicated.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
in thousands	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$10,131	$6,090
Research and development tax credit carryforwards	700	333
Other	(29)	118

	10,802	6,541
Less: Valuation allowance	(10,802)	(6,541)

Net deferred income tax asset	$—	$—

6. SHAREHOLDERS' EQUITY

During February 2000, the Company's Board of Directors adopted and the shareholders approved an increase in the number of authorized capital shares from 11,689,867, of which 7,694,384 were designated as common shares and 3,995,483 were designated as convertible preferred shares, to 65,000,000. For the newly authorized shares, 60,000,000 were designated as common shares and 5,000,000 were designated as preferred shares. Both classes of shares have a par value of $0.01. The Company's Board of Directors has the authority, without shareholder approval, to issue one or more series of preferred shares and to establish the rights and preferences of such preferred shares.

Immediately prior to the Company's IPO during February 2000, the then issued and outstanding convertible preferred shares were converted to Common Shares as follows:

in thousands, except share amounts	Convertible preferred shares	Converted to Common Shares	Amount (net of issuance costs)

Series A, issued March 1997	1,242,858	2,175,002	$2,119
Series B, issued December 1997	1,599,888	2,799,803	5,974
Series C, issued March 1998	1,152,737	2,017,290	7,986

	3,995,483	6,992,095	$16,079

In addition, the Board of Directors declared a seven-for-four stock split on all Common Shares concurrent with the IPO. All Common Share and per share amounts and information concerning stock option plans have been adjusted retroactively to give effect to this stock split. During February 2000, the Company completed an IPO issuing 3,977,500 Common Shares at an offering price of $22.00 per share. The net proceeds to the Company from the IPO, after deducting the underwriting discounts and commissions and offering expenses payable by the Company, were $79,276,000. The Company used approximately $10,216,000 to repay principal and interest on debt. The remaining net proceeds are being utilized for operations, working capital, and other general corporate purposes.

At December 31, 2000, the Company had reserved Common Shares for future issuance as follows:

Stock option plan	2,199,255
Stock purchase plan	959,052
Warrants	342,524

Total	3,500,831

7. STOCK PLANS

Stock Option Plan

The Company's 2000 Omnibus Incentive Plan (the Plan) provides for the issuance of incentive stock options and nonqualified stock options to eligible directors and employees of the Company. The options typically have a term of ten years and generally vest ratably over a four-year period with initial vesting occurring on the first anniversary from the grant date and monthly thereafter. The Plan also provides for the issuance of stock appreciation rights, performance stock, performance units, restricted stock, and other stock and cash awards.

Had compensation expense for all of the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net loss per share for the following periods would have been impacted as followings:

	Year ended December 31
in thousands, except per share amounts	2000	1999	1998

Net loss, as reported	$8,142	$8,509	$4,822
Net loss, pro forma	$9,839	$8,723	$4,884
Basic and diluted net loss per share, as reported	$0.57	$2.85	$1.64
Basic and diluted net loss per share, pro forma	$0.69	$2.92	$1.66

The fair value of post-February 2000 stock options used to compute pro forma net loss is the estimated present value at the grant date using the Black-Scholes method with the following assumptions: dividend yield of 0.0%; risk-free interest rate of 6.1%; a volatility factor of 136.0%; and a weighted-average expected option life of four years. The fair value of pre-February 2000 stock options used to compute pro forma net loss is the estimated present value at the grant date using the minimum value option-pricing model with the following assumptions: dividend yield of 0.0%; risk-free interest rates of 5.0% for 1999 and 4.65% for 1998; and a weighted-average expected option life of four years.

Information related to the Plan is as follows:

	Year ended December 31
	2000		1999		1998
	Options	Weighted-average exercise price	Options	Weighted-average exercise price	Options	Weighted-average exercise price

Options outstanding, beginning of period	3,352,305	$0.46	2,912,382	$0.20	2,337,069	$0.13
Options granted	1,208,909	10.92	684,600	1.53	698,249	0.45
Options exercised	(2,252,099)	0.20	(107,759)	0.26	(19,842)	0.11
Options canceled	(152,543)	2.74	(136,918)	0.89	(103,094)	0.24

Options outstanding, end of period	2,156,572	6.03	3,352,305	0.46	2,912,382	0.20

Option price range at end of period	$0.10-$23.52		$0.10-$5.94		$0.10-$0.63
Weighted-average fair value of options granted during the period	$9.16		$5.88		$0.81
Options available for grant at period end	42,683		17,870		565,552
Exercisable at December 31, 2000	466,572	2.58

The outstanding options at December 31, 2000, have a weighted-average remaining contractual life of 8.7 years.

Options outstanding				Options exercisable
Range of exercise prices	Number of options	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Exercisable options as of 12/31/00	Weighted-average exercise price

$0.10	35,680	5.2	$0.10	35,680	$0.10
$0.21-0.24	205,122	6.2	$0.22	114,116	$0.22
$0.40	186,546	7.6	$0.40	78,468	$0.40
$0.63-0.91	271,071	7.9	$0.78	90,538	$0.77
$1.37	335,822	8.0	$1.37	71,792	$1.37
$5.56-8.13	376,288	9.6	$6.68	12,978	$6.02
$8.38-12.40	438,543	9.6	$9.09	37,500	$9.00
$13.00-23.52	307,500	9.5	$18.58	25,500	$22.00

	2,156,572			466,572

Utilizing the intrinsic value method of APB Opinion No. 25, the Company recognized $998,000, $229,000, and $69,000 of stock compensation expense during the years ended December 31, 2000, 1999, and 1998, respectively. Stock compensation charge reflected in the consolidated financial statements represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase to shareholders' equity. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge. Based on the outstanding options at December 31, 2000, the Company will record a stock compensation charge of $921,000, $878,000, $661,000, and $9,000 in 2001, 2002, 2003, and 2004, respectively.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees are given the opportunity to purchase the Company's Common Shares at 85% of the closing price of the Company's Common Stock on the Nasdaq National Market on either the first or last day of the offering period, whichever is lower. The offering periods begin on January 1 and July 1 of each year and conclude on June 30 and December 31, respectively. For calendar 2000 only, the offering period began on March 31 and ended on December 31. A total of 40,948 shares out of an authorized 1,000,000 shares have been issued through December 31, 2000 under this plan.

8. LEASE COMMITMENTS

At December 31, 2000, the Company was obligated for future minimum lease payments under capital and operating leases that have initial or remaining noncancelable terms in excess of one year, as follows:

in thousands	Capital leases	Operating leases

2001	$73	$1,154
2002	—	1,044
2003	—	1,009
2004	—	436
2005	—	145

	$73	$3,788

Rent expense for operating leases was approximately $1,211,000, $879,000, and $374,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Interest related to future capital lease obligations was immaterial.

Assets recorded under capitalized lease agreements included in equipment at December 31, 2000 and 1999, consist of the following:

	December 31
in thousands	2000	1999

Computer equipment	$100	$100
Furniture and fixtures	200	200

	300	300
Accumulated depreciation and amortization	(233)	(121)

	$67	$179

9. 401(k) PROFIT-SHARING PLAN

The Company provides retirement benefits to eligible employees under a 401(k) profit-sharing plan. The Plan provides for deferred salary contributions by the plan participants and a Company contribution. Company contributions, if any, are at the discretion of the Board of Directors and are not to exceed the amount deductible under applicable income tax laws. No Company contributions have been made since inception of the Plan.

10. GEOGRAPHIC INFORMATION

Revenues derived from customers outside of North America accounted for 22.7%, 20.8%, and 6.6% of the Company's total revenues in 2000, 1999, and 1998, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company's long-lived assets located outside the United States are not considered material.

11. CONTINGENCIES

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. Based upon the continuing review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position.

The Company is a party in various other disputes and litigation that have arisen in the course of the Company's business. In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company's financial position or results of operations.

12. QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company's fiscal quarters in 2000 and 1999. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements. In management's opinion, the quarterly operating results include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. Basic and diluted loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while basic and diluted loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' basic and diluted loss per share may not equal the full-year basic and diluted loss per share. In addition, due to rounding of each quarters' operating results, the full-year operating results disclosed in the consolidated statements of operations may not equal the sum of each quarters' operating results shown below.

in thousands, except per share amounts	2000
					1999
	Quarter ended				Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Total revenues	$5,842	$7,010	$8,235	$9,964	$3,292	$4,100	$5,008	$5,766
Gross profit	3,846	4,935	6,271	7,825	2,037	2,905	3,285	4,032
Net loss	(4,329)	(1,973)	(888)	(954)	(2,139)	(1,229)	(2,240)	(2,901)
Basic and diluted loss per share	$(0.46)	$(0.13)	$(0.06)	$(0.06)	$(0.72)	$(0.41)	$(0.75)	$(0.97)
Weighted-average number of shares outstanding	9,370	15,749	16,136	16,290	2,975	2,977	2,987	2,983

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 405 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section in the 2000 Proxy Statement captioned "Compliance with Section 16(a) of the Exchange Act."

A. Directors of the Company.

The information in response to this item is incorporated by reference from the "Proposal No. 1—Election of Directors" section of the 2000 Proxy Statement.

B. Executive Officers of the Company.

The information in response to this item is set forth in "Item. 1 Business."

ITEM 11. EXECUTIVE COMPENSATION.

The information in response to this item is incorporated by reference from the sections of the 2000 Proxy Statement captioned "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Stock Price Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement captioned "Securities Beneficially Owned by Principal Shareholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in response to this item is incorporated by reference from the section of the 2000 Proxy Statement entitled "Certain Transactions."

Part IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A. Exhibits and Financial Statement Schedules.

  1.
  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

  •
  Independent Auditors' Report;
  •
  Consolidated Balance Sheets as of December 31, 2000 and 1999;
  •
  Consolidated Statements of Operations for the years ended December 31, 2000, 1999, and 1998;
  •
  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999, and 1998;
  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998; and
  •
  Notes to the Consolidated Financial Statements.

  2.
  The following financial statement schedule is filed as an exhibit to this Report:

  •
  Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

  3.
  The following exhibits are filed as part of this Report:

Exhibit No.		Description of Exhibit

3.1	*	Amended and Restated Articles of Incorporation.
3.2	*	Amended and Restated Bylaws.
4.1	*	Specimen Common Share Certificate of the Registrant.
10.1	*	Employment Agreement dated January 1, 2000, between the Registrant and Kevin G. Kerns.
10.1	a	Amendment No. 1 to Employment Agreement dated December 1, 2000, between the Registrant and Kevin G. Kerns.
10.2	*	Employment Agreement dated April 23, 1997, between the Registrant and Richard D. Brown.
10.3	*	Employment Agreement dated January 19, 2000, between the Registrant and Jody P. Wacker.
10.4	*	2000 Omnibus Incentive Plan.
10.5	*	Employee Stock Purchase Plan of 2000.
10.6	*	Form of Indemnity Agreement.
10.7	*	Registration Rights Agreement dated March 19, 1996, between the Registrant and Kevin G. Kerns, Michael J. Profita, Patrick K. Brady, Catherine R. Brady, Keith L. Crandell, Ian Larkin, Maurice A. Cox, Jr., and George B. Koch, as amended.
10.8	*	Amended and Restated Registration Rights Agreement dated November 5, 1999, by and among Silicon Valley Bank, Access Technology Partners, L.P., ARCH Venture Fund III, L.P., and the Registrant.
21	*	Subsidiaries of the Registrant.
23		Consent of Ernst & Young LLP.

* Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-90873), and incorporated herein by reference.

B. Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2000.

C. Exhibits.

See A.3. of this Item 14.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2001.

Apropos Technology, Inc.
/s/ FRANCIS J. LEONARD Francis J. Leonard Chief Financial Officer and Vice President

In accordance with the requirements of the Securities Act of 1933, as amended, this Annual Report was signed by the following persons in the capacities on March 29, 2001.

Names and Signatures	Titles

/s/ KEVIN G. KERNS Kevin G. Kerns	Director, Chief Executive Officer and President (Principal Executive Officer)
/s/ FRANCIS J. LEONARD Francis J. Leonard	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)
/s/ PATRICK K. BRADY Patrick K. Brady	Director
/s/ KEITH L. CRANDELL Keith L. Crandell	Director
/s/ JAIME W. ELLERTSON Jaime W. Ellertson	Director
/s/ GEORGE B. KOCH George B. Koch	Director
/s/ ROGER R. NELSON Roger R. Nelson	Director

Schedule II—Valuation and Qualifying Accounts
Apropos Technology, Inc. and Subsidiary

Description	Balance at beginning of period	Additions charged to costs and expenses	Charged to other accounts—describe	Deductions—describe	Balance at end of period—describe

Year ended December 31, 1998
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$50,000	101,000	—	—	$151,000
Year ended December 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$151,000	311,000	—	—	$462,000
Year ended December 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$462,000	286,000	—	*286,000	$462,000

* Write-offs, net of recoveries.

QuickLinks

  FORWARD-LOOKING STATEMENTS
Part I
  ITEM 1. BUSINESS.
  ITEM 2. FACILITIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Part II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Auditors
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity (Deficit)
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
  1. NATURE OF BUSINESS
  2. SIGNIFICANT ACCOUNTING POLICIES
  3. EQUIPMENT
  4. DEBT AND WARRANTS
  5. INCOME TAXES
  6. SHAREHOLDERS' EQUITY
  7. STOCK PLANS
  8. LEASE COMMITMENTS
  9. 401(k) PROFIT-SHARING PLAN
  10. GEOGRAPHIC INFORMATION
  11. CONTINGENCIES
  12. QUARTERLY DATA (UNAUDITED)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Part IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
Signatures
Schedule II—Valuation and Qualifying Accounts Apropos Technology, Inc. and Subsidiary