Form 10-Q
period 2001-03-31
APROPOS TECHNOLOGY INC
filed 2001-05-15
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission File number 000-30654

APROPOS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Illinois	36-3644751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tower Lane, 28th Floor
Oakbrook Terrace, Illinois 60181
(Address of principal executive offices, including zip code)

(630) 472-9600
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2)has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of May 2, 2001, was 16,436,708.

APROPOS TECHNOLOGY, INC.
TABLE OF CONTENTS

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Condensed consolidated balance sheets at March 31, 2001 and December 31, 2000

Condensed consolidated statements of operations for the quarters ended March 31, 2001 and 2000

Condensed consolidated statements of cash flows for the quarters ended March 31, 2001 and 2000

Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of FinancialCondition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information.

Item 1. Financial Statements.

Apropos Technology, Inc.
Condensed Consolidated Balance Sheets
In thousands, except share and per share amounts

	March 31	December 31
	2001	2000
Assets	(Unaudited)	(Note 1)
Current assets :
Cash and cash equivalents	$6,962	$9,821
Short-term investments	53,765	53,910
Accounts receivable, less allowances for doubtful accounts of $514 at March 31, 2001 and $462 at December 31, 2000	9,477	10,976
Inventory	410	412
Prepaid expenses and other current assets	1,231	1,480
Total current assets	71,845	76,599

Equipment, net	4,367	4,299
Other assets	211	405
Total assets	$76,423	$81,303

Liabilities and shareholders' equity
Current liabilities :
Accounts payable	$702	$1,816
Accrued expenses	1,927	1,453
Accrued compensation and related accruals	925	1,504
Advance payments from customers	779	762
Deferred revenues	3,041	2,422
Current portion of capital lease obligations	42	73
Total current liabilities	7,416	8,030

Shareholders' equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,417,136 shares issued and outstanding at March 31, 2001; 16,342,593 shares issued and outstanding at December 31, 2000	164	163
Additional paid-in capital	100,098	99,866
Accumulated deficit	(31,255)	(26,756)
Total shareholders' equity	69,007	73,273

Total liabilities and shareholders' equity	$76,423	$81,303

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
In thousands, except per share amounts

	Quarter ended March 31
	2001	2000
Revenue
Software licenses	$3,026	$3,502
Services and other	3,108	2,340
Total revenue	6,134	5,842

Cost of goods and services
Cost of software	121	100
Cost of services and other	1,890	1,896
Total cost of goods and services	2,011	1,996

Gross margin	4,123	3,846

Operating expenses
Sales and marketing	5,258	3,141
Research and development	2,094	1,563
General and administrative	1,984	1,894
Stock compensation charge	189	254
Total operating expenses	9,525	6,852

Loss from operations	(5,402)	(3,006)

Other income (expense)
Interest income	904	455
Interest expense	–	(1,778)
Total other income (expense)	904	(1,323)

Net loss	$(4,498)	$(4,329)

Basic and diluted net loss per share	$(0.27)	$(0.46)

Weighted-average number of shares outstanding	16,381	9,370

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
In thousands
	Quarter ended March 31
	2001	2000
Cash flows from operating activities
Net loss	$(4,498)	$(4,329)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	323	165
Provision for doubtful accounts	109	30
Stock compensation charge	189	254
Amortization of debt discount	–	1,577
Changes in operating assets and liabilities :
Accounts receivable	1,390	(585)
Inventory	2	(110)
Prepaid expenses and other current assets	249	(207)
Other assets	194	516
Accounts payable	(1,114)	532
Accrued expenses	474	(256)
Accrued compensation and related accruals	(579)	(64)
Advanced payments from customers	17	42
Deferred revenue	619	251
Net cash used in operating activities	(2,625)	(2,184)

Cash flows used in investing activities
Maturities and sales of short-term investments	17,800	–
Purchases of short-term investments	(17,655)	(43,742)
Purchases of equipment	(392)	(481)
Net cash used in investing activities	(247)	(44,223)

Cash flows provided by financing activities
Payment on revolving line of credit	–	(3,216)
Payment on bridge loan	–	(5,000)
Payment on subordinated promissory notes	–	(1,500)
Repayments of notes payable	–	(500)
Principal payments of capital lease obligations	(31)	(26)
Proceeds from exercise of options	44	212
Net proceeds from issuance of common shares	–	79,345
Net cash provided by financing activities	13	69,315

Net change in cash and cash equivalents	(2,859)	22,908
Cash and cash equivalents, beginning of period	9,821	3,467
Cash and cash equivalents, end of period	$6,962	$26,375

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.          Nature of Business and Basis of Presentation

Apropos Technology, Inc. (the “Company”) is engaged in one business segment which consists of developing, marketing, and supporting a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communications media, including E-mail, Fax, Web, and Voice.  The Company’s solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2000, included with its Annual Report on Form 10-K filed with the SEC on March 29, 2001.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.

Certain prior period amounts in the financial statements have been reclassified to conform to the current period presentation.

2.          Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

3.          Short-Term Investments

The Company’s short-term investments consist primarily of readily marketable debt securities. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has categorized its marketable securities as “available-for-sale.”  The amortized cost of all securities approximates the fair value of the securities at the balance sheet dates.

4.          Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon the net loss and upon the weighted-average number of Common Shares outstanding during the period.  Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options, and stock warrants, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for each of the periods presented.  Accordingly, diluted net loss per share is the same as basic net loss per share.

Options to purchase 2,106,332 Common Shares with exercise prices of $0.10 to $23.52 per share were outstanding as of March 31, 2001, and options to purchase 2,137,685 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of March 31, 2000.

5.          Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method as described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, under which no compensation costs related to stock options issued to employees and directors are recognized if the exercise price of each option at the measurement date is equal to the fair market value of the underlying Common Shares.  In instances where the exercise price of each option at the date of grant is below the fair market value of the underlying Common Shares, compensation expense is recognized over the vesting period of the option.

The Company has recorded stock compensation expense of $189,000 and $254,000 for the quarters ended March 31, 2001 and 2000, respectively.   This stock compensation expense represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  Subsequent to the IPO, the exercise price of all options granted has been equal to the fair market value of the underlying Common Shares, resulting in no compensation charge.

6.          Geographic Information

Revenues derived from customers outside of North America accounted for 18.4% and 30.5% of the Company’s total revenues in the quarter ended March 31, 2001 and 2000, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company's long-lived assets located outside the United States are not considered material.

7.          Contingencies

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company’s product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies.  In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell’s previous correspondence.  The complaint seeks a permanent injunction and unspecified damages.  Based upon the continuing review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position.

The Company is a party in various other disputes and litigation that have arisen in the course of the Company’s business.  In the opinion of management, based upon consultation with legal counsel, the ultimate outcome of these disputes and any litigation are not expected to have a material impact on the Company’s financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors” in the Company’s Registration Statement on Form S-1 and under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, each as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

The Company develops, markets, and supports a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communications media, including E-mail, Fax, Web, and Voice.  The Company’s solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions.

The Company’s operations commenced in January 1989, and, from inception to early 1995, operating activities consisted primarily of research and development and consulting.  As an integral part of the Company’s growth strategy, during February 2000, the Company completed an initial public offering of 3,977,500 Common Shares (the “IPO”) resulting in net proceeds to the Company of approximately $79.3 million.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 0.6% and 6.2% of the Company's total revenue for the first quarter of 2001 and 2000, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de–emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

The Company markets its solution to its clients primarily through its direct sales force, value–added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 21.7% and 27.4% of the Company's total revenue for the first quarter of 2001 and 2000, respectively. While the Company experienced a decline in the percentage of revenues from sales to resellers and OEMs, management expects that revenue derived from sales to resellers and OEMs will increase as a percentage of total revenue in the future as the Company expands and focuses on its international sales efforts and distribution channels.

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

The Company has generally experienced a product sales cycle of six to nine months. The Company considers the life of the sales cycle to begin on the first face–to–face meeting with the prospective client and end when product is shipped. The length of the sales cycle for client orders depends on a number of factors including:

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

Sales to clients outside the United States accounted for 18.4% and 30.5% of the Company's total revenue during the first quarter of 2001 and 2000, respectively.  While the Company experienced a decrease in the percentage of revenues derived from international customer, management expects the portion of the Company's total revenue derived from sales to clients outside the United States to increase as it expands its international sales efforts and distribution channels.

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

Operating expenses.  The Company generally recognizes its operating expenses as they are incurred. Sales and marketing expenses consist primarily of compensation, commission, and travel expenses along with other marketing expenses, including trade shows, public relations, telemarketing campaigns, and other promotional expenses. Research and development expenses consist primarily of compensation expenses for personnel and, to a lesser extent, independent contractors who adapt the Company's product for specific countries. General and administrative expenses consist primarily of compensation for administrative, financial, and information technology personnel and a number of non–allocable costs, including professional fees, legal fees, accounting fees, and bad debts.

 Stock compensation charge.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre–IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non–cash expense results in a corresponding increase to shareholders' equity.  Subsequent to the IPO, the exercise price of all options granted has been equal to the fair market value of the underlying Common Shares, resulting in no compensation charge.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items included in the Company’s “Condensed Consolidated Statements of Operations” in the condensed consolidated financial statements.  Percentages are calculated from operating results rounded to the nearest thousand and may not equal calculations from the numbers referenced below in this section which may be rounded to the nearest hundred thousand.  Operating performance for any period is not necessarily indicative of performance for any future periods.

	Quarter ended March 31
	2001	2000
Revenue
Software licenses	49.3%	59.9%
Services and other	50.7	40.1
Total revenue	100.0	100.0

Costs of goods and services
Cost of software	2.0	1.7
Cost of services and other	30.8	32.5
Total costs of goods and services	32.8	34.2

Gross margin	67.2	65.8

Operating expenses
Sales and marketing	85.8	53.8
Research and development	34.1	26.8
General and administrative	32.3	32.4
Stock compensation charge	3.1	4.3
Total operating expenses	155.3	117.3

Operating loss	(88.1)	(51.5)

Other income (expense)	14.8	(22.6)

Net Loss	(73.3)%	(74.1)%

Quarter Ended March 31, 2001, Compared to Quarter Ended March 31, 2000

Revenue. Revenue increased by 5.0% to $6.1 million in the quarter ended March 31, 2001, from $5.8 million in the quarter ended March 31, 2000.  Despite the overall revenue increase, revenue from international sales decreased by 39.1% to $1.1 million in the first quarter ended March 31, 2001, from $1.9 million in the first quarter ended March 31, 2000.  The Company attributes this decrease to weakness in the international economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from software licenses decreased 13.6% to $3.0 million in the quarter ended March 31, 2001, from $3.5 million in the quarter ended March 31, 2000.  The Company attributes this decrease in software revenue to weakness in the economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, and hardware, increased 32.8% to $3.1 million in the quarter ended March 31, 2001, from $2.3 million in the quarter ended March 31, 2000.  The growth in revenue from services and other resulted primarily from growth in professional services and maintenance support revenue as the Company’s client base increased over this period.  Hardware sales in the current quarter of $38,000 decreased 89.5% from $0.4 million in the quarter ended March 31, 2000.  Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.  As a percentage of revenue, hardware sales decreased to 0.6% of total revenue in the current quarter from 6.2% of total revenue in the quarter ended March 31, 2000.

Gross margin. Gross margins improved to 67.2% of total revenue in the quarter ended March 31, 2001, from 65.8% of total revenue in the quarter ended March 31, 2000.  This improvement resulted primarily from a lower level of hardware sales, which have the lowest profit contribution.

Gross margins from software licenses remained relatively flat, representing 96.0% of software revenue in the quarter ended March 31, 2001, and 97.1% of software revenue in the quarter ended March 31, 2000. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 39.2% of services and other revenue in the quarter ended March 31, 2001, and 19.0% of services and other revenue in the quarter ended March 31, 2000.  This improvement is due primarily to higher staff utilization in professional services and lower hardware sales, which has the lowest profit contribution.

Operating expenses. Operating expenses increased 39.0% to $9.5 million in the quarter ended March 31, 2001, from $6.9 million in the quarter ended March 31, 2000.  This increase primarily reflects increases in the Company’s sales and marketing efforts and research and development expenses. The continued investment in staffing resulted in headcount additions increasing total headcount by 52.1% to 257 employees at March 31, 2001, from 169 employees at March 31, 2000. As a percentage of total revenue, operating expenses were 155.3% in the first quarter ended March 31, 2001, and 117.3% in the first quarter ended March 31, 2000.

Sales and marketing expenses increased 67.4% to $5.3 million in the first quarter ended March 31, 2001, from $3.1 million in the first quarter ended March 31, 2000. The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel.  In addition, the Company incurred more promotional costs in the current year first quarter, such as trade shows and travel costs, than in the prior year first quarter.

Research and development expenses increased 34.0% to $2.1 million in the first quarter ended March 31, 2001, from $1.6 million in the first quarter ended March 31, 2000.  The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance product.

General and administrative expenses increased 4.8% to $2.0 million in the first quarter ended March 31, 2001, from $1.9 million in the first quarter ended March 31, 2000.  The increases in general and administrative expenses were primarily due to additional personnel necessary to support the Company’s growing operations in the United States and its international subsidiary in the United Kingdom, as well as other general corporate expenses.  These costs were offset in part to a better allocation of facility and benefit costs to the appropriate departments.

Stock compensation charge decreased 25.6% to $189,000 in the first quarter ended March 31, 2001, from $254,000 in the first quarter ended March 31, 2000. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  The decrease from the prior period primarily reflects cancelled options resulting from employees that have left the Company.

Other income and expense. Interest income was $904,000 in the first quarter ended March 31, 2001, and $455,000 in the first quarter ended March 31, 2000.  The increase in interest income is a result of higher cash, cash equivalent, and short-term investment balances primarily from net proceeds from the IPO, which occurred during the second half of the first quarter ended March 31, 2000.  Interest expense in the first quarter ended March 31, 2000, was primarily due to a charge of $1.6 million for the fair market value of warrants issued in connection with 1999 financing arrangements.  The Company retired all of its then outstanding debt with the net proceeds from the IPO, with the exception of capital leases.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of March 31, 2001, the Company had approximately $27.2 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011.  The Company’s use of these net operating losses may be limited in future periods.

Net loss per share.  Net loss per share decreased 41.3% to $0.27 in the first quarter ended March 31, 2001, from $0.46 in the first quarter ended March 31, 2000.  With the net loss for both periods comparable, the decrease in the loss per share is the result of an increased number of outstanding shares.   The number of shares used to compute net loss per share increased 74.8% to 16.4 million in the first quarter ended March 31, 2001, from 9.4 million in the first quarter ended March 31, 2000.  This increase was principally the result of the pre-IPO conversion of the Company’s convertible preferred shares to 7.0 million common shares and issuance of approximately 4.0 million shares in the Company’s IPO, which occurred during the second half of the first quarter ended March 31, 2000.

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

The Company’s operating activities resulted in net cash outflows of $2.6 million and $2.2 million in the first quarters of March 31, 2001 and 2000, respectively.  The operating cash outflows for these periods resulted from net losses experienced in each of the periods as the Company continued to invest in product development and expansion of its sales force and infrastructure to support growth.  The cash used in operations was offset in both periods by non-cash charges for amortization of stock-based compensation and, in the first quarter ended March 31, 2000, charges for the fair market value of warrants issued in connection with 1999 financing arrangements.

Investing activities in the first quarter of March 31, 2001 consisted of $392,000 for capital expenditures to support the Company’s infrastructure development and $145,000 of net maturities and sales of short-term investments.  Net cash used in investing activities in the first quarter of March 31, 2000 consisted of $481,000 for capital expenditures to support the Company’s growing number of employees and infrastructure development and $43.7 million of net purchases of short-term investments utilizing funds remaining from the Company’s IPO.

Financing activities generated a net $13,000 in cash in the first quarter ended March 31, 2001, resulting from proceeds received from stock option exercises, offset by payments on capital leases.  Financing activities generated a net $69.3 million in cash in the first quarter ended March 31, 2000, primarily from the net proceeds of the Company’s IPO offset by repayments of debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short–term investments of $53.8 million at March 31, 2001. The Company's short–term investments consist primarily of readily marketable debt securities. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short–term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2000, would cause the fair value of these short–term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 6 to the Company’s unaudited condensed consolidated financial statements in Item 1 – Part I, of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds.

(a)– (c) Not applicable.

(d)        On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value.  The 3,977,500 Common Shares sold in the offering at $22.00 per Share were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000.  The net offering proceeds to Apropos, after deducting underwriter discounts and commissions and expenses payable by the Company, were approximately $79.3 million.  From the effective date of such Registration Statement to March 31, 2001, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $8.3 million were used for general corporate purposes including operating losses, working capital, and capital expenditures.  The balance of the net proceeds was held in commercial paper at March 31, 2001.  Other than repayment of approximately $2.0 million in the aggregate of debt in favor of William Blair Capital Partners V, L.P., ARCH Venture Fund III, L.P., and The Ohio Partners, Ltd., none of the Company’s expenses or use of proceeds from this Offering were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10.0% or more of any class of equity securities in the Company, or affiliates of the Company.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:
       None.

(b)  The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2001.

Apropos Technology, Inc.
/s/ FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)