Form 10-Q
period 2001-06-30
APROPOS TECHNOLOGY INC
filed 2001-08-13
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2)has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐  No

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of August 6, 2001, was 16,527,625.

APROPOS TECHNOLOGY, INC.
TABLE OF CONTENTS

Part I.   Financial Information.

Item 1.  Financial Statements.

Apropos Technology, Inc.
Condensed Consolidated Balance Sheets
In thousands, except share and per share amounts

	June 30	December 31
	2001	2000
Assets	(Unaudited)	(Note 1)

Current assets :
Cash and cash equivalents	$5,079	$9,821
Short-term investments	53,240	53,910
Accounts receivable, less allowances for doubtful accounts of $488 at June 30, 2001 and $462 at December 31, 2000	7,058	10,976
Inventory	376	412
Prepaid expenses and other current assets	912	1,480

Total current assets	66,665	76,599

Equipment, net	4,299	4,299
Other assets	800	405

Total assets	$71,764	$81,303

Liabilities and shareholders' equity
Current liabilities :
Accounts payable	$449	$1,816
Accrued expenses	2,051	1,453
Accrued compensation and related accruals	964	1,504
Advance payments from customers	412	762
Deferred revenues	3,289	2,422
Current portion of capital lease obligations	18	73

Total current liabilities	7,183	8,030

Shareholders' equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,525,874 shares issued and outstanding at June 30, 2001; 16,342,593 shares issued and outstanding at December 31, 2000	165	163
Additional paid-in capital	100,466	99,866
Accumulated deficit	(36,050)	(26,756)

Total shareholders' equity	64,581	73,273

Total liabilities and shareholders' equity	$71,764	$81,303

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
In thousands, except per share amounts

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Revenue
Software licenses	$2,676	$4,038	$5,702	$7,540
Services and other	2,938	2,972	6,046	5,312

Total revenue	5,614	7,010	11,748	12,852
Cost of goods and services
Cost of software	158	104	279	204
Cost of services and other	1,914	1,971	3,804	3,868

Total cost of goods and services	2,072	2,075	4,083	4,072

Gross margin	3,542	4,935	7,665	8,780

Operating expenses
Sales and marketing	4,883	3,420	10,141	6,561
Research and development	2,112	1,658	4,206	3,221
General and administrative	1,914	2,648	3,898	4,541
Stock compensation charge	189	254	378	508

Total operating expenses	9,098	7,980	18,623	14,831

Loss from operations	(5,556)	(3,045)	(10,958)	(6,051)

Other income (expense)
Interest income	760	1,101	1,664	1,556
Interest expense	–	(29)	–	(1,806)

Total other income (expense)	760	1,072	1,664	(250)

Net loss	$(4,796)	$(1,973)	$(9,294)	$(6,301)

Basic and diluted net loss per share	$(0.29)	$(0.13)	$(0.57)	$(0.50)

Weighted-average number of shares outstanding	16,441	15,749	16,411	12,559

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
In thousands

	Six months ended June 30
	2001	2000

Cash flows from operating activities
Net loss	$(9,294)	$(6,301)
Adjustments to reconcile net loss to net cash used in
operating activities :
Depreciation and amortization	709	355
Provision for doubtful accounts	278	63
Stock compensation charge	378	508
Amortization of debt discount	–	1,549
Changes in operating assets and liabilities :
Accounts receivable	3,640	(2,623)
Inventory	36	(43)
Prepaid expenses and other current assets	568	(1,196)
Other assets	(395)	161
Accounts payable	(1,367)	626
Accrued expenses	598	798
Accrued compensation and related accruals	(540)	507
Advanced payments from customers	(350)	91
Deferred revenue	867	856

Net cash used in operating activities	(4,872)	(4,649)

Cash flows used in investing activities
Maturities and sales of short-term investments	41,200	8,000
Purchases of short-term investments	(40,530)	(66,104)
Purchases of equipment	(709)	(1,047)

Net cash used in investing activities	(39)	(59,151)

Cash flows provided by financing activities
Payment on revolving line of credit	–	(3,216)
Payment on bridge loan	–	(5,000)
Payment on subordinated promissory notes	–	(1,500)
Repayments of notes payable	–	(500)
Principal payments of capital lease obligations	(55)	(47)
Proceeds from exercise of options	65	315
Proceeds from employee stock purchase plan	159	–
Net proceeds from initial public offering of Common Shares	–	79,320

Net cash provided by financing activities	169	69,372

Net change in cash and cash equivalents	(4,742)	5,572
Cash and cash equivalents, beginning of period	9,821	3,467

Cash and cash equivalents, end of period	$5,079	$9,039

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

2.          Notes Receivable From Related Parties

During the second quarter of 2001, the Company made available loans to selected executives who were subject to personal AMT liabilities. These loans were initially collateralized by Common Shares owned by the executive equal to 150% of the loan value and subject to additional collateral consideration starting in April 2002.  The loans are only with recourse with respect to the greater of 5% of the loan or the amount of any income tax refunds the executive receives in connection with such executive's alternative minimum tax liability, unless the executive's employment is terminated by the Company for "cause" or by the executive without "good reason", in which case the loan is fully recourse.  At June 30, 2001, the market value of the collateral was in excess of the respective notes receivable. Repayment terms are eight equal quarterly installments beginning April 1, 2002. Interest is calculated at fifty (50) basis points above the Wall Street Journal 60 to 89 day commercial paper rate at the beginning of each quarter and is due with each principal repayment.  The total loan and related interest balances of $709,000 have been classified as an Other asset less the current portion of $95,000 included in Prepaid expenses and other current assets.

3.          Basic and Diluted Net Loss Per Share

Basic net loss per share is based upon net loss and the weighted-average number of Common Shares outstanding during the period.  Diluted net loss per common share adjusts for the effect of common share equivalents, such as stock options and stock warrants, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for each of the periods presented.  Accordingly, diluted net loss per share is the same as basic net loss per share.

Options to purchase 1,336,334 Common Shares with exercise prices of $0.10 to $23.52 per share were outstanding as of June 30, 2001, and options to purchase 1,826,610 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of June 30, 2000.

On May 29, 2001, the Company commenced a voluntary tender offer to provide eligible employees in the United States and the United Kingdom the opportunity to exchange outstanding options for new options, six months and one day after cancellation of such options. At the close of the tender offer period, 73 of the 252 eligible employees tendered options to purchase 639,000 Common Shares, which were then cancelled on June 26, 2001.  For those employees tendering options, the Company issued in exchange a promise to grant new options to purchase 639,000 Common Shares on December 28, 2001.  The exercise price of the new options will be the fair market value on the date of grant, which is the closing price of the Company’s Common Shares on December 27, 2001.

4.          Stock-Based Compensation

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

The Company has recorded stock compensation expense of $189,000 and $254,000 for the three months ended June 30, 2001 and 2000, respectively, and $378,000 and $508,000 for the six months ended June 30, 2001 and 2000, respectively.   This stock compensation expense represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  Subsequent to the Company’s Initial Public Offering (“IPO”), the exercise price of all options granted has been equal to the fair market value of the underlying Common Shares on the date of grant, resulting in no compensation charge.

5.          Geographic Information

Revenues derived from customers outside of North America accounted for 22.4% and 25.9% of the Company’s total revenues in the three months ended June 30, 2001 and 2000, respectively, and 19.8% and 28.6% of the Company’s total revenues in the six months ended June 30, 2001 and 2000, respectively.

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

7.          Subsequent Events

On July 23, 2001, the Company announced it has taken action to better align its cost structure with current revenue levels.  The Company reduced its 258 worldwide employees by approximately 30%, while also lowering facility commitments and streamlining its marketing programs.  As a result of these and other actions, the Company expects to reduce annualized costs by approximately $10 million when fully implemented.  The Company also anticipates third quarter restructuring and other charges aggregating $1.3 million, principally for severance costs.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 0.8% and 7.4% of the Company's total revenue for the three months ended June 30, 2001 and 2000, respectively, and 0.7% and 6.9% of the Company’s total revenue for the six months ended June 30, 2001 and 2000, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de–emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

The Company markets its solution to its clients primarily through its direct sales force, value–added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 20.1% and 14.2% of the Company's total revenue for the three months ended June 30, 2001 and 2000, respectively, and 21.0% and 20.1% of the Company's total revenue for the six months ended June 30, 2001 and 2000, respectively.

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

Sales to clients outside the North America accounted for 22.4% and 25.9% of the Company's total revenue during the three months ended June 30, 2001 and 2000, respectively and 19.8% and 28.6% of the Company's total revenue during the six months ended June 30, 2001 and 2000, respectively.

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

 Stock compensation charge.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre–IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non–cash expense results in a corresponding increase to shareholders' equity.  Subsequent to the IPO, the exercise price of all options granted has been equal to the fair market value of the underlying Common Shares on the date of grant, resulting in no compensation charge.

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

	Three months ended June 30		Six months ended June 30

	2001	2000	2001	2000
Revenue
Software licenses	47.7%	57.6%	48.5%	58.7%
Services and other	52.3	42.4	51.5	41.3

Total revenue	100.0	100.0	100.0	100.0

Costs of goods and services
Cost of software	2.8	1.5	2.4	1.6
Cost of services and other	34.1	28.1	32.4	30.1

Total costs of goods and services	36.9	29.6	34.8	31.7

Gross margin	63.1	70.4	65.2	68.3

Operating expenses
Sales and marketing	87.0	48.7	86.3	51.0
Research and development	37.6	23.7	35.8	25.1
General and administrative	34.1	37.8	33.2	35.3
Stock compensation charge	3.4	3.6	3.4	4.0

Total operating expenses	162.1	113.8	158.5	115.4

Operating loss	(99.0)	(43.4)	(93.3)	(47.1)

Other income (expense)	13.6	15.3	14.2	(1.9)

Net Loss	(85.4)%	(28.1)%	(79.1)%	(49.0)%

Three Months Ended June 30, 2001, Compared to Three Months Ended June 30, 2000

Revenue. Revenue decreased by 19.9% to $5.6 million in the three months ended June 30, 2001, from $7.0 million in the three months ended June 30, 2000.  Revenue from software licenses decreased 33.7% to $2.7 million in the three months ended June 30, 2001, from $4.0 million in the three months ended June 30, 2000.  The Company attributes these decreases in revenue to weakness in the economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, and hardware, decreased 1.1% to $2.9 million in the three months ended June 30, 2001, from $3.0 million in the three months ended June 30, 2000.  Hardware sales in the current three months of $47,000 decreased 90.9% from $0.5 million in the three months ended June 30, 2000.  Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.  As a percentage of revenue, hardware sales decreased to 0.8% of total revenue in the current three months from 7.4% of total revenue in the three months ended June 30, 2000.

Gross margin. Gross margins decreased to 63.1% of total revenue in the three months ended June 30, 2001, from 70.4% of total revenue in the three months ended June 30, 2000.  This decrease was primarily due to the change in the product mix; specifically a lower percent of revenue derived from higher margin software license revenue.

Gross margins from software licenses decreased to 94.1% of software revenue in the three months ended June 30, 2001, from 97.4% of software revenue in the three months ended June 30, 2000.  Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 34.9% of services and other revenue in the three months ended June 30, 2001, from 33.7% of services and other revenue in the three months ended June 30, 2000.  This improvement is due primarily to lower hardware sales, which has the lowest profit contribution.

Operating expenses. Operating expenses increased 14.0% to $9.1 million in the three months ended June 30, 2001, from $8.0 million in the three months ended June 30, 2000.  This increase primarily reflects increases in the Company’s sales and marketing efforts and research and development expenses. The continued investment in staffing resulted in headcount additions increasing total headcount by 35.1% to 258 employees at June 30, 2001, from 191 employees at June 30, 2000.  As a percentage of total revenue, operating expenses were 162.1% in the three months ended June 30, 2001 and 113.8% in the three months ended June 30, 2000.

Sales and marketing expenses increased 42.8% to $4.9 million in the three months ended June 30, 2001, from $3.4 million in the three months ended June 30, 2000. The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel.  In addition, the Company incurred more promotional costs in the second quarter of this year, such as trade shows and travel costs, than in the second quarter of last year.

Research and development expenses increased 27.4% to $2.1 million in the three months ended June 30, 2001, from $1.7 million in the three months ended June 30, 2000.  The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance product.

General and administrative expenses decreased 27.7% to $1.9 million in the three months ended June 30, 2001, from $2.6 million in the three months ended June 30, 2000.  In the three months ended June 30, 2000, a charge of $950,000 was recorded for an arbitration settlement related to a dispute with a former reseller.  Excluding this item, administrative costs would have increased from the prior year period principally due to increased legal and insurance costs.

Stock compensation charge decreased 25.6% to $189,000 in the three months ended June 30, 2001, from $254,000 in the three months ended June 30, 2000. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Other income and expense. Interest income was $760,000 in the three months ended June 30, 2001, and $1.1 million in the three months ended June 30, 2000.  The decrease in interest income is a result of lower cash, cash equivalent, and short-term investment balances and the impact of the six rate reductions initiated by the Federal Reserve Board since January 1, 2001.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of June 30, 2001, the Company had approximately $30.9 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share increased 123.1% to $0.29 in the three months ended June 30, 2001, from $0.13 in the three months ended June 30, 2000.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 4.4% to 16.4 million in the three months ended June 30, 2001, from 15.7 million in the three months ended June 30, 2000.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans.

Six Months Ended June 30, 2001, Compared to Six Months Ended June 30, 2000

Revenue. Revenue decreased by 8.6% to $11.7 million in the six months ended June 30, 2001, from $12.9 million in the six months ended June 30, 2000.  Revenue from software licenses decreased 24.4% to $5.7 million in the six months ended June 30, 2001, from $7.5 million in the six months ended June 30, 2000.  The Company attributes these decreases in revenue to weakness in the economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, and hardware, increased 13.8% to $6.0 million in the six months ended June 30, 2001, from $5.3 million in the six months ended June 30, 2000.  The growth in revenue from services and other resulted primarily from growth in professional services and maintenance support revenue as the Company’s client base increased over this period.  Hardware sales in the current six months of $86,000 decreased 90.3% from $0.9 million in the six months ended June 30, 2000.  Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.  As a percentage of revenue, hardware sales decreased to 0.7% of total revenue in the current six months from 6.9% of total revenue in the six months ended June 30, 2000.

Gross margin. Gross margins decreased to 65.2% of total revenue in the six months ended June 30, 2001, from 68.3% of total revenue in the six months ended June 30, 2000. This decrease was primarily due to the change in the product mix; specifically a lower percent of revenue derived from higher margin software license revenue.

Gross margins from software licenses decreased to 95.1% of software revenue in the six months ended June 30, 2001, from 97.3% of software revenue in the six months ended June 30, 2000. Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 37.1% of services and other revenue in the six months ended June 30, 2001, from 27.2% of services and other revenue in the six months ended June 30, 2000.  This improvement is due primarily to higher staff utilization in professional services and lower hardware sales, which has the lowest profit contribution.

Operating expenses. Operating expenses increased 25.6% to $18.6 million in the six months ended June 30, 2001, from $14.8 million in the six months ended June 30, 2000.  This increase primarily reflects increases in the Company’s sales and marketing efforts and research and development expenses.  The continued investment in staffing resulted in headcount additions increasing total headcount by 35.1% to 258 employees at June 30, 2001, from 191 employees at June 30, 2000.  As a percentage of total revenue, operating expenses were 158.5% in the six months ended June 30, 2001, and 115.4% in the six months ended June 30, 2000.

Sales and marketing expenses increased 54.6% to $10.1 million in the six months ended June 30, 2001, from $6.6 million in the six months ended June 30, 2000.  The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel.  In addition, the Company incurred more promotional costs in the six months ended June 30, 2001, such as trade shows and travel costs, than in the six months ended June 30, 2000.

Research and development expenses increased 30.6% to $4.2 million in the six months ended June 30, 2001, from $3.2 million in the six months ended June 30, 2000.  The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance product.

General and administrative expenses decreased 14.2% to $3.9 million in the six months ended June 30, 2001, from $4.5 million in the six months ended June 30, 2000. In the six months ended June 30, 2000, a charge of $950,000 was recorded for an arbitration settlement related to a dispute with a former reseller.  Excluding this item, administrative costs would have increased from the prior year period principally due to increased legal and insurance costs.

Stock compensation charge decreased 25.6% to $378,000 in the six months ended June 30, 2001, from $508,000 in the six months ended June 30, 2000.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Other income and expense. Interest income was $1.7 million in the six months ended June 30, 2001, and $1.6 million in the six months ended June 30, 2000. Interest income is primarily a result of cash, cash equivalent, and short-term investment balances primarily from net proceeds from the IPO, which occurred during February 2000.  Interest expense in the six months ended June 30, 2000 of $1.8 million, was primarily due to a charge of $1.6 million for the fair market value of warrants issued in connection with 1999 financing arrangements.  In February 2000, the Company retired all of its then outstanding debt with the net proceeds from the IPO, with the exception of capital leases.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of June 30, 2001, the Company had approximately $30.9 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share decreased 14.0% to $0.57 in the six months ended June 30, 2001, from $0.50 in the six months ended June 30, 2000.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 30.7% to 16.4 million in the six months ended June 30, 2001, from 12.6 million in the six months ended June 30, 2000.  This increase was principally the result of the pre-IPO conversion of the Company’s convertible preferred shares to 7.0 million common shares and issuance of approximately 4.0 million shares in the Company’s IPO, which occurred during February 2000, as well as stock issuances related to the Company’s stock option and employee stock purchase plans.

Liquidity and Capital Resources

In February 2000, the Company sold 3,977,500 Common Shares in its IPO and realized net proceeds of approximately $79.3 million.  Subsequent to the offering, the Company repaid $10.2 million for its short-term financing arrangements with the exception of certain capital lease obligations.  The remaining funds from the IPO are being maintained for general corporate purposes including operating needs, working capital needs and capital expenditures.

The Company’s operating activities resulted in net cash outflows of $4.9 million and $4.6 million in the six months ended June 30, 2001 and 2000, respectively.  The operating cash outflows for these periods resulted from net losses experienced in each of the periods as the Company continued to invest in product development and expansion of its sales force and infrastructure to support growth.  The cash used in operations was offset in both periods by non-cash charges for amortization of stock-based compensation and, in the six months ended June 30, 2000, charges for the fair market value of warrants issued in connection with 1999 financing arrangements.

Investing activities in the six months ended June 30, 2001, consisted of $709,000 for capital expenditures to support the Company’s infrastructure development and $670,000 of net maturities and sales of short-term investments.  Net cash used in investing activities in six months ended June 30, 2000, consisted of $1.0 million for capital expenditures to support the Company’s growing number of employees and infrastructure development and $58.1 million of net purchases of short-term investments utilizing funds remaining from the Company’s IPO.

Financing activities generated a net $169,000 in cash in the six months ended June 30, 2001, resulting from proceeds received from the Company’s stock-based employee benefit plans, offset by payments on capital leases.  Financing activities generated a net $69.4 million in cash in six months ended June 30, 2000, primarily from the net proceeds of the Company’s IPO offset by repayments of debt.

The Company's capital requirements depend on numerous factors. The Company expects to devote resources to continue research and development efforts, expand sales channels, maintain marketing programs, fund capital expenditures, and provide for working capital and other general corporate purposes.  Management believes that the remaining proceeds from the sale of the Common Shares in the Company's IPO will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

On July 23, 2001, the Company announced it has taken action to better align its cost structure with current revenue levels.  The Company reduced its 258 worldwide employees by approximately 30%, while also lowering facility commitments and streamlining its marketing programs.  As a result of these and other actions, the Company expects to reduce annualized costs by approximately $10 million when fully implemented.  The Company also anticipates third quarter restructuring and other charges aggregating $1.3 million, principally for severance costs.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk
The Company's exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short–term investments of $53.2 million at June 30, 2001. The Company's short–term investments consist primarily of readily marketable debt securities. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short–term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at June 30, 2001, would cause the fair value of these short–term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Item 2.  Changes in Securities and Use of Proceeds.

(a)	– (c) Not applicable.

(d)	On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value. The 3,977,500 Common Shares sold in the offering at $22.00 per Share were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000. The net offering proceeds to Apropos, after deducting underwriter discounts and commissions and expenses payable by the Company, were approximately $79.3 million. From the effective date of such Registration Statement to June 30, 2001, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $10.7 million were used for general corporate purposes including operating losses, working capital, and capital expenditures. The balance of the net proceeds was held in commercial paper at June 30, 2001. Other than repayment of approximately $2.0 million in the aggregate of debt in favor of William Blair Capital Partners V, L.P., ARCH Venture Fund III, L.P., and The Ohio Partners, Ltd., none of the Company’s expenses or use of proceeds from this Offering were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10.0% or more of any class of equity securities in the Company, or affiliates of the Company.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 8, 2001, Apropos’ annual meeting of shareholders was held and the following matters were voted on:

1.	The following individuals were elected to the board of directors to serve until the 2004 annual meeting of stockholders and thereafter until their successors are duly elected and qualified:

Nominee	Votes for	Votes against	Votes abstained	Broker non-votes

Jaime W. Ellertson	15,856,873	0	145,030	0
Roger R. Nelson	15,855,406	0	146,497	0

2.	The vote to amend the Company’s 2000 Omnibus Incentive Plan to increase the number of Common Shares reserved for issuance thereunder by 2,400,000 shares was as follows:

	Votes for	Votes against	Votes abstained	Broker non-votes

	8,781,974	3,988,691	5,262	3,225,976

Item 5. Other Information.

On June 25, 2001, Roger Nelson resigned from the Company’s Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

Exhibit 10.1   Executive Stock Pledge, Security and Retention Agreement dated as of April 18, 2001 between Kevin G. Kerns and Apropos Technology, Inc.

Exhibit 10.2   Promissory Note made by Kevin G. Kerns in favor of Apropos Technology, Inc. dated April 18, 2001.

Exhibit 10.3   Executive Stock Pledge, Security and Retention Agreement dated as of May 9, 2001 between Brian Derr and Apropos Technology, Inc.

Exhibit 10.4   Promissory Note made by Brian Derr in favor of Apropos Technology, Inc. dated May 9, 2001.

(b)  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2001.

Apropos Technology, Inc.

/s/FRANCIS J. LEONARD

Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)