Form 10-Q
period 2001-09-30
APROPOS TECHNOLOGY INC
filed 2001-11-13
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2)has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐ No

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of November 5, 2001, was 16,568,645.

APROPOS TECHNOLOGY, INC.

Part I.     Financial Information.

Item 1.    Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	September 30	December 31
	2001	2000
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$14,391	$9,821
Short-term investments	42,409	53,910
Accounts receivable, less allowances for doubtful accounts of $541 at September 30, 2001 and $462 at December 31, 2000	4,866	10,976
Inventory	319	412
Prepaid expenses and other current assets	764	1,480
Total current assets	62,749	76,599

Equipment, net	3,699	4,299
Other assets	730	405
Total assets	$67,178	$81,303

Liabilities and shareholders' equity
Current liabilities :
Accounts payable	$558	$1,816
Accrued expenses	1,964	1,453
Accrued compensation and related accruals	876	1,504
Advance payments from customers	526	762
Deferred revenues	3,011	2,422
Current portion of capital lease obligations	–	73
Total current liabilities	6,935	8,030

Shareholders' equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	–	–
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,553,293 shares issued and outstanding at September 30, 2001; 16,342,593 shares issued and outstanding at December 31, 2000	166	163
Additional paid-in capital	100,625	99,866
Accumulated deficit	(40,548)	(26,756)
Total shareholders' equity	60,243	73,273

Total liabilities and shareholders' equity	$67,178	$81,303

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Revenue
Software licenses	$1,981	$5,403	$7,683	$12,943
Services and other	2,847	2,832	8,893	8,143
Total revenue	4,828	8,235	16,576	21,086

Cost of goods and services
Cost of software	70	222	348	426
Cost of services and other	1,539	1,742	5,343	5,609
Total cost of goods and services	1,609	1,964	5,691	6,035

Gross margin	3,219	6,271	10,885	15,051

Operating expenses
Sales and marketing	3,241	4,022	13,382	10,583
Research and development	1,990	1,795	6,197	5,016
General and administrative	1,620	2,147	5,518	6,687
Stock compensation charge	123	254	501	762
Restructuring and other charges	1,298	–	1,298	–
Total operating expenses	8,272	8,218	26,896	23,048

Loss from operations	(5,053)	(1,947)	(16,011)	(7,997)

Other income (expense)
Interest income	586	1,064	2,250	2,621
Interest expense	–	(5)	–	(1,813)
Other income (expense), net	(30)	–	(30)	–
Total other income (expense)	556	1,059	2,220	808

Net loss	$(4,497)	$(888)	$(13,791)	$(7,189)

Basic and diluted net loss per share	$(0.27)	$(0.06)	$(0.84)	$(0.52)

Weighted-average number of shares outstanding	16,541	16,136	16,455	13,761

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Nine months ended September 30
	2001	2000
Cash flows from operating activities
Net loss	$(13,791)	$(7,189)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	1,100	587
Provision for doubtful accounts	355	123
Stock compensation charge	501	762
Amortization of debt discount	–	1,549
Non-cash portion of restructuring and other charges	419	–
Changes in operating assets and liabilities :
Accounts receivable	5,755	(3,156)
Inventory	93	(56)
Prepaid expenses and other current assets	660	(277)
Other assets	(325)	180
Accounts payable	(1,258)	(470)
Accrued expenses	511	632
Accrued compensation and related accruals	(628)	664
Advanced payments from customers	(236)	196
Deferred revenue	589	707
Net cash used in operating activities	(6,255)	(5,748)

Cash flows used in investing activities
Maturities and sales of short-term investments	66,300	8,000
Purchases of short-term investments	(54,799)	(71,825)
Purchases of equipment	(864)	(2,110)
Net cash used in investing activities	10,637	(65,935)

Cash flows provided by financing activities
Payment on revolving line of credit	–	(3,216)
Payment on bridge loan	–	(5,000)
Payment on subordinated promissory notes	–	(1,500)
Repayments of notes payable	–	(500)
Principal payments of capital lease obligations	(73)	(76)
Proceeds from exercise of options	102	414
Proceeds from employee stock purchase plan	159	–
Net proceeds from initial public offering of Common Shares	–	79,320
Net cash provided by financing activities	188	69,442

Net change in cash and cash equivalents	4,570	(2,241)
Cash and cash equivalents, beginning of period	9,821	3,467
Cash and cash equivalents, end of period	$14,391	$1,226

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

2.     Notes Receivable From Related Parties

During the second quarter of 2001, the Company made available loans to selected executives who were subject to personal AMT liabilities. At September 30, 2001, the total loan and related interest balances of $717,305 have been classified as an Other asset less the current portion of $190,127 included in Prepaid expenses and other current assets. Repayment terms are eight equal quarterly installments beginning April 1, 2002. Interest is calculated at fifty (50) basis points above the Wall Street Journal 60 to 89 day commercial paper rate at the beginning of each quarter and is due with each principal repayment.

These loans were initially collateralized by Common Shares owned by the executive equal to 150% of the loan value and subject to additional collateral consideration starting in April 2002.  The loans are only with recourse with respect to the greater of 5% of the loan or the amount of any income tax refunds the executive receives in connection with such executive's alternative minimum tax liability, unless the executive's employment is terminated by the Company for "cause" or by the executive without "good reason", in which case the loan is fully recourse. At September 30, 2001, the respective notes receivable were in excess of the market value of the collateral.  In the opinion of management, no adjustment for the decline in market value below the respective value of the loans is necessary due to the additional collateral considerations required in the loan agreement.  It is also management’s belief that the decline in the market value from the original collateral consideration is deemed not other than temporary.

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

Options to purchase 1,343,161 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of September 30, 2001, and options to purchase 1,610,864 Common Shares with exercise prices of  $0.10 to $23.52 per share were outstanding as of September 30, 2000.

On May 29, 2001, the Company commenced a voluntary tender offer to provide eligible employees in the United States and the United Kingdom the opportunity to exchange outstanding options for new options, six months and one day after cancellation of such options. At the close of the tender offer period, 73 of the 252 eligible employees tendered options to purchase 639,000 Common Shares, which were then cancelled on June 26, 2001.  For those employees tendering options, the Company issued in exchange a promise to grant new options to purchase the same number of Common Shares on December 28, 2001.   Employees who tendered options must remain active employees on December 28, 2001, to be entitled to the new grant.  As a result of staff reductions and other turnover, at September 30, 2001, the Company was obligated to grant options to purchase 442,750 Common Shares subject to the terms of the promise to grant such options.  The exercise price of the new options will be the fair market value on the date of grant, which is the closing price of the Company’s Common Shares on December 27, 2001.

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

The Company has recorded stock compensation expense of $123,000 and $254,000 for the three months ended September 30, 2001 and 2000, respectively, and $501,000 and $762,000 for the nine months ended September 30, 2001 and 2000, respectively.   This stock compensation expense represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  Subsequent to the Company’s Initial Public Offering (“IPO”), the exercise price of all options granted has been equal to the fair market value of the underlying Common Shares on the date of grant, resulting in no compensation charge.

5.     Restructuring and other charges

In the third quarter of 2001, the Company recorded a restructuring and other charge of $1.3 million as it took steps to decrease its operating expense structure in order to offset lower revenues over the short-term.  The review of operating expenses focused on staff reductions, lower facility commitments, streamlined marketing programs and non-productive assets.  The restructuring component of the charge was $900,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce.  The other component of the charge of $400,000 relates to assets written off that were no longer considered strategic or no longer provide future benefit to the Company.  Substantially all the costs associated with the restructuring charge were disbursed by September 30, 2001.

6.     Geographic Information

Revenues derived from customers outside of North America accounted for 20.1% and 23.3% of the Company’s total revenues in the three months ended September 30, 2001 and 2000, respectively, and 19.9% and 26.5% of the Company’s total revenues in the nine months ended September 30, 2001 and 2000, respectively.

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

8.     Subsequent Events

On November 1, 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its current and former directors and officers and the underwriters of the Company’s initial public offering.  The complaint alleges that the Company violated the federal securities laws by making material misrepresentations and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000.  The complaint seeks unspecified damages.  The Company has reviewed the complaint and believes the allegations are without merit.  The Company intends to vigorously defend the lawsuit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and beliefs and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors” in the Company’s Registration Statement on Form S-1 and under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, each as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 0.2% and 2.5% of the Company's total revenue for the three months ended September 30, 2001 and 2000, respectively, and 0.6% and 5.2% of the Company’s total revenue for the nine months ended September 30, 2001 and 2000, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de–emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

The Company markets its solution to its clients primarily through its direct sales force, value–added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 19.2% and 24.4% of the Company's total revenue for the three months ended September 30, 2001 and 2000, respectively, and 20.4% and 21.8% of the Company's total revenue for the nine months ended September 30, 2001 and 2000, respectively.

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

Sales to clients outside North America accounted for 20.1% and 23.3% of the Company's total revenue during the three months ended September 30, 2001 and 2000, respectively and 19.9% and 26.5% of the Company's total revenue during the nine months ended September 30, 2001 and 2000, respectively.

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

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Revenue
Software licenses	41.0%	65.6%	46.3%	61.4%
Services and other	59.0	34.4	53.7	38.6
Total revenue	100.0	100.0	100.0	100.0

Costs of goods and services
Cost of software	1.4	2.7	2.1	2.0
Cost of services and other	31.9	21.1	32.2	26.6
Total costs of goods and services	33.3	23.8	34.3	28.6

Gross margin	66.7	76.2	65.7	71.4

Operating expenses
Sales and marketing	67.1	48.8	80.8	50.2
Research and development	41.2	21.8	37.4	23.8
General and administrative	33.6	26.1	33.3	31.7
Stock compensation charge	2.5	3.1	3.0	3.6
Restructuring and other charge	26.9	0.0	7.8	0.0
Total operating expenses	171.3	99.8	162.3	109.3

Operating loss	(104.6)	(23.6)	(96.6)	(37.9)

Other income (expense)	11.5	12.8	13.4	3.8

Net Loss	(93.1%)	(10.8%)	(83.2%)	(34.1%)

Three Months Ended September 30, 2001, Compared to Three Months Ended September 30, 2000

Revenue. Revenue decreased by 41.4% to $4.8 million in the three months ended September 30, 2001, from $8.2 million in the three months ended September 30, 2000.  Revenue from software licenses decreased 63.3% to $2.0 million in the three months ended September 30, 2001, from $5.4 million in the three months ended September 30, 2000.  The Company attributes these decreases in revenue to weakness in the economic environment compounded by the tragic events on September 11.

Revenue from services and other, consisting of professional services, customer support, and hardware, increased 0.5% to $2.8 million in the three months ended September 30, 2001, from $2.8 million in the three months ended September 30, 2000.    An increase in customer support revenue to $1.6 in the third quarter of 2001 from $1.0 million in the third quarter of 2000 as a result of the Company’s expanding customer base was principally offset by lower professional services revenue due to fewer customers purchasing new systems.

Gross margin. Gross margins decreased to 66.7% of total revenue in the three months ended September 30, 2001, from 76.2% of total revenue in the three months ended September 30, 2000.  This decrease was primarily due to the change in the product mix; specifically a lower percent of revenue derived from higher margin software license revenue.

Gross margins from software licenses increased to 96.5% of software revenue in the three months ended September 30, 2001, from 95.9% of software revenue in the three months ended September 30, 2000.  Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 45.9% of services and other revenue in the three months ended September 30, 2001, from 38.5% of services and other revenue in the three months ended September 30, 2000.  This improvement is due primarily to lower hardware sales, which has the lowest profit contribution, and improved utilization on the streamlined professional services organization.

Operating expenses. Operating expenses increased 0.7% to $8.3 million in the three months ended September 30, 2001, from $8.2 million in the three months ended September 30, 2000.  This increase is primarily the result of the restructuring charge of $1.3 million as the Company took steps to decrease its operating cost structure.  The new operating cost structure resulted in headcount reductions decreasing total headcount by 16.0% to 184 employees at September 30, 2001, from 219 employees at September 30, 2000.  As a percentage of total revenue, operating expenses were 171.3% in the three months ended September 30, 2001 and 99.8% in the three months ended September 30, 2000.

Sales and marketing expenses decreased 19.4% to $3.2 million in the three months ended September 30, 2001, from $4.0 million in the three months ended September 30, 2000. The decrease in sales and marketing expenses resulted primarily from reductions in personnel, streamlined marketing programs and lower commission expense.

Research and development expenses increased 10.9% to $2.0 million in the three months ended September 30, 2001, from $1.8 million in the three months ended September 30, 2000.  The increase in research and development expenses related primarily to the compensation increases for relatively flat staffing levels and the use of outside consultants to develop and enhance the Company’s products.

General and administrative expenses decreased 24.5% to $1.6 million in the three months ended September 30, 2001, from $2.1 million in the three months ended September 30, 2000. The decrease is primarily related to lower legal costs and benefit costs.

Stock compensation charge decreased 51.6% to $123,000 in the three months ended September 30, 2001, from $254,000 in the three months ended September 30, 2000. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Restructuring and other charges were $1.3 million for the three months ended September 30, 2001. The Company took steps to decrease its operating expense structure in order to offset lower revenues over the short-term through staff reductions, lower facility commitments, streamlined marketing programs and non-productive assets.  The restructuring component of the charge was $900,000 and related to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce.  The other component of the charge of $400,000 relates to assets written off that were no longer considered strategic or no longer provide future benefit to the Company.  Substantially all the costs associated with the restructuring charge were disbursed by September 30, 2001.

Other income and expense. Interest income was $586,000 in the three months ended September 30, 2001, and $1.1 million in the three months ended September 30, 2000.  The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and the impact of the nine rate reductions initiated by the Federal Reserve Board since January 1, 2001.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of September 30, 2001, the Company had approximately $34.3 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share increased 350% to $0.27 in the three months ended September 30, 2001, from $0.06 in the three months ended September 30, 2000.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 2.5% to 16.5 million in the three months ended September 30, 2001, from 16.1 million in the three months ended September 30, 2000.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans.

Nine Months Ended September 30, 2001, Compared to Nine Months Ended September 30, 2000

Revenue. Revenue decreased by 21.4% to $16.6 million in the nine months ended September 30, 2001, from $21.1 million in the nine months ended September 30, 2000.  Revenue from software licenses decreased 40.6% to $7.7 million in the nine months ended September 30, 2001, from $12.9 million in the nine months ended September 30, 2000.  The Company attributes these decreases in revenue to weakness in the economic environment, particularly in the technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, and hardware, increased 9.2% to $8.9 million in the nine months ended September 30, 2001, from $8.1 million in the nine months ended September 30, 2000.  The growth in revenue from services and other resulted primarily from growth in customer support revenue from $2.8 million in the nine months ended September 30, 2000 to $4.8 million in the nine months ended September 30, 2001as the Company’s client base increased over this period.  This increase was principally offset by lower hardware sales and, to a lesser extent, lower professional services revenue due to fewer customers purchasing new systems.

Gross margin. Gross margins decreased to 65.7% of total revenue in the nine months ended September 30, 2001, from 71.4% of total revenue in the nine months ended September 30, 2000. This decrease was primarily due to the change in the product mix; specifically a lower percent of revenue derived from higher margin software license revenue.

Gross margins from software licenses decreased to 95.5% of software revenue in the nine months ended September 30, 2001, from 96.7% of software revenue in the nine months ended September 30, 2000. Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 39.9% of services and other revenue in the nine months ended September 30, 2001, from 31.1% of services and other revenue in the nine months ended September 30, 2000.  This improvement is due primarily to higher staff utilization in professional services and lower hardware sales, which has the lowest profit contribution.

Operating expenses. Operating expenses increased 16.7% to $26.9 million in the nine months ended September 30, 2001, from $23.0 million in the nine months ended September 30, 2000.  This increase primarily reflects increases in the Company’s sales and marketing efforts and research and development expenses.  In the third quarter 2001, the Company recorded a $1.3 million restructuring and other charge as it took decisive steps to decrease its operating cost structure.  The restructuring effort resulted in headcount reductions decreasing total headcount by 16.0% to 184 employees at September 30, 2001, from 219 employees at September 30, 2000.  As a percentage of total revenue, operating expenses were 162.3% in the nine months ended September 30, 2001, and 109.3% in the nine months ended September 30, 2000.

Sales and marketing expenses increased 26.4% to $13.4 million in the nine months ended September 30, 2001, from $10.6 million in the nine months ended September 30, 2000.  The increases in sales and marketing expenses resulted primarily from a continued investment in sales and marketing personnel and increased expenditures for marketing programs.

Research and development expenses increased 23.5% to $6.2 million in the nine months ended September 30, 2001, from $5.0 million in the nine months ended September 30, 2000.  The increases in research and development expenses related primarily to the increase in software developers and testing personnel to develop and enhance the Company’s products.

General and administrative expenses decreased 17.5% to $5.5 million in the nine months ended September 30, 2001, from $6.7 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2000, a charge of $950,000 was recorded for an arbitration settlement related to a dispute with a former reseller.  Excluding this item, administrative costs would have decreased from the prior year period principally due to decreased legal and insurance costs.

Stock compensation charge decreased 34.3% to $501,000 in the nine months ended September 30, 2001, from $762,000 in the nine months ended September 30, 2000.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to shareholders’ equity.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Restructuring and other charges were $1.3 million for the nine months ended September 30, 2001. The Company took steps in the third quarter of 2001 to decrease its operating expense structure in order to offset lower revenues over the short-term including staff reductions, lower facility commitments, streamlined marketing programs and non-productive assets.

Other income and expense. Interest income was $2.3 million in the nine months ended September 30, 2001, and $2.6 million in the nine months ended September 30, 2000. Interest income is primarily a result of cash, cash equivalents, and short-term investment balances primarily from the net proceeds from the IPO, which occurred during February 2000.  Interest expense in the nine months ended September 30, 2000 of $1.8 million, was primarily due to a charge of $1.6 million for the fair market value of warrants issued in connection with 1999 financing arrangements.  In February 2000, the Company retired all of its then outstanding debt with the net proceeds from the IPO, with the exception of capital leases.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of September 30, 2001, the Company had approximately $34.3 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share increased 61.5% to $0.84 in the nine months ended September 30, 2001, from $0.52 in the nine months ended September 30, 2000.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 19.6% to 16.5 million in the nine months ended September 30, 2001, from 13.8 million in the nine months ended September 30, 2000.  This increase was principally the result of the pre-IPO conversion of the Company’s convertible preferred shares to 7.0 million common shares and issuance of approximately 4.0 million shares in the Company’s IPO, which occurred during February 2000, as well as stock issuances related to the Company’s stock option and employee stock purchase plans.

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

The Company’s operating activities resulted in net cash outflows of $6.3 million and $5.7 million in the nine months ended September 30, 2001 and 2000, respectively.  The operating cash outflows for these periods resulted from net losses experienced in each of the periods as the Company continued to invest in product development and expansion of its sales force and infrastructure to support growth.  The cash used in operations was offset in both periods by non-cash charges for amortization of stock-based compensation and, in the nine months ended September 30, 2000, charges for the fair market value of warrants issued in connection with 1999 financing arrangements.

Investing activities in the nine months ended September 30, 2001, consisted of $864,000 for capital expenditures to support the Company’s infrastructure development and $11.5 million of net maturities and sales of short-term investments.  Net cash used in investing activities in nine months ended September 30, 2000, consisted of $2.1 million for capital expenditures to support the Company’s infrastructure and product development and $63.8 million of net purchases of short-term investments utilizing funds remaining from the Company’s IPO.

Financing activities generated a net $188,000 in cash in the nine months ended September 30, 2001, resulting from proceeds received from the Company’s stock-based employee benefit plans, offset by payments on capital leases.  Financing activities generated a net $69.4 million in cash in nine months ended September 30, 2000, primarily from the net proceeds of the Company’s IPO offset by repayments of debt.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short–term investments.  The Company had invested balances, which includes short-term investments and other investments with original maturities of less than ninety days classified as cash equivalents, of $55.6 million at September 30, 2001. The Company's short–term investments consist primarily of readily marketable debt securities. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at September 30, 2001, would cause the fair value of these short–term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 7 to the Company’s unaudited condensed consolidated financial statements in Item 1 – Part I, of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds.

(a)   – (c) Not applicable.

(d)   On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value.  The 3,977,500 Common Shares sold in the offering at $22.00 per Share were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000.  The net offering proceeds to Apropos, after deducting underwriter discounts and commissions and expenses payable by the Company, were approximately $79.3 million.  From the effective date of such Registration Statement to September 30, 2001, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $12.3 million were used for general corporate purposes including operating losses, working capital, and capital expenditures.  The balance of the net proceeds was held in commercial paper, government agency bonds and money market accounts at September 30, 2001.  Other than repayment of approximately $2.0 million in the aggregate of debt in favor of William Blair Capital Partners V, L.P., ARCH Venture Fund III, L.P., and The Ohio Partners, Ltd., none of the Company’s expenses or use of proceeds from this Offering were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10.0% or more of any class of equity securities in the Company, or affiliates of the Company.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the three months ended September 30, 2001.

Item 5.    Other Information.

 On November 1, 2001, a purported shareholder class action lawsuit was filed in the United States District Court for the Northern District of Illinois against the Company, certain of its current and former directors and officers and the underwriters of the Company’s initial public offering.  The complaint alleges that the Company violated the federal securities laws by making material misrepresentations and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000.  The complaint seeks unspecified damages.  The Company has reviewed the complaint and believes the allegations are without merit.  The Company intends to vigorously defend the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

None.

(b)  The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

Apropos Technology, Inc.

/s/FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)