Form 10-K
period 2001-12-31
APROPOS TECHNOLOGY INC
filed 2002-03-29
CIK 1098803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. / /

The aggregate market value of the registrant's voting shares held by non-affiliates of the registrant (based upon the per share closing sale price of $2.48 on March 22, 2002, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $16,874,000.

The number of shares outstanding of the registrant's Common Shares, par value $0.01 per share, as of March 22, 2002, was 16,684,414.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this report:
Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders
(the "2002 Proxy Statement") (Part III)

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

Part I

ITEM 1.    BUSINESS.

The Company

Apropos Technology, Inc. ("Apropos" or the "Company") develops, markets, and supports a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communications channels, including E-mail, Fax, Web, and Voice. Apropos' solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company's product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail, or Web Collaboration, and also provides access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

The Company's customer interaction management software enables customers to prioritize, route, and respond to customer interactions across multiple communications channels based on a single set of business rules. Apropos' customers can establish business rules to manage customer interactions based on their business value or service level. For example, customers can, on a real-time basis, (1) route specific types of customer interactions to an agent based on that agent's particular skills and (2) adjust the number of interactions and agents assigned to a queue to ensure maximum responsiveness to the customer. Customers can also monitor the status of each interaction and the performance of each contact center agent. Apropos' solution provides comprehensive real-time and historical reporting on each customer interaction and on the contact center resources necessary to manage those interactions.

The Company commenced operations in 1989. From inception to 1995, the Company generated modest revenues from consulting services while its primary operating activities consisted of research and development. In March 1995, the Company began shipping its first software product. The Company's customers utilize its solution for a variety of applications such as sales, customer service and support, help desk, and field service. The Company has a diverse customer base in excess of 285 customers located in over 20 countries.

The Company was incorporated in 1989 in Illinois. Its principal executive offices are located at One Tower Lane, 28th Floor, Oakbrook Terrace, Illinois 60181, and its telephone number at that address is (630) 472-9600. Apropos maintains a Web site at www.apropos.com. Information contained on the Company's Web site is not incorporated into this Annual Report.

The Apropos Solution

Introduction

The Company believes that in order to provide superior service and enhance customer loyalty and retention, businesses need to provide customers with a variety of choices in how they interact with their business. Businesses need a multi-channel solution that can support their business initiatives while maintaining or improving service levels. As a result, businesses face significant challenges in managing and optimizing traditional Voice and new Internet-based customer interactions. These challenges include:

  •
  added complexity as a result of the need to receive and respond to customer interactions across a variety of communication channels;
  •
  a need for additional skills and resources to respond to E-mail and Web-based interactions;
  •
  heightened customer demands for high quality service regardless of the communication channels used; and
  •
  a need for better insight into the overall performance of the contact center due to the increased number and type of customer interactions.

Capabilities

The Company's product is designed to be interoperable with most communications systems and business applications and scaleable through its modular architecture. Apropos has a patented visual queuing capability and the Company believes it was one of the first companies to develop and offer a software-based, skills-based automatic distribution capability and an integrated multi-channel customer interaction management system.

The Company believes that in order for businesses to meet the needs of emerging multi-channel customer contact centers, they need a comprehensive solution that enables them to provide high quality service across multiple communication channels. The Company's solution provides the following benefits to its customers:

Seamless management of multiple communication channels through one business rules driven interface.    Apropos' solution is designed to allow customers to manage customer interactions on a real-time basis across a variety of communication channels, through one business rules driven interface. Customers can establish business rules to manage customer interactions based on their business value or service level regardless of whether the customer made the contact via the Internet or telephone.

Comprehensive real-time information.    Apropos' solution provides real-time information on the overall performance of the contact center. Supervisors receive information that enables them to immediately react to changing business conditions. For example, if one or more agents are servicing E-mail interactions and a supervisor is notified that a queue of incoming Voice calls has exceeded pre-defined thresholds, the supervisor can reassign these E-mail agents to handle the Voice calls with a simple mouse click.

Integrated decision management reporting capabilities.    Apropos' decision management application enables its customers to view historical reports through an advanced Web-based interface. It provides information on contact center performance by the hour, shift, day, or month. The Company's solution reports on critical aspects of the contact center's operation, including agent performance, interaction volume, interaction types, and interaction disposition. It provides "cradle-to-grave" reporting on each interaction, from initial customer contact to closure, allowing customers to better understand the entire interaction cycle. The decision management application also combines customer interaction information across multiple communication channels in a single integrated report allowing customers to better understand and manage their business.

Interoperability.    Apropos' solution is designed to operate within the existing infrastructure of an enterprise, including most Voice systems, E-mail, and Web servers. The Company's solution is also interoperable with most customer business applications, thereby providing the necessary integration between the incoming interaction, business application, and historical customer data. As the trend of consolidation within industries continues, the Company believes that the ability of its solution to operate within a variety of different communications systems and applications provides a significant benefit to its customers as they integrate new businesses.

Modularity.    The modular design of Apropos' solution allows its customers to add functionality as their needs evolve. For example, customers may initially choose to implement the Company's solution for their traditional call center/Voice infrastructure and then add other media types, such as E-mail and Web, as they further develop their business strategies. The Company believes the ability to easily add functionality is extremely important to its customers as they transition from traditional Voice-based call centers to multi-channel contact centers.

Scalability.    Apropos' solution is designed to allow for maximum scalability, providing a variety of system configurations that can complement the deployment needs of its customer base. The solution uses internal messaging software to enable the distribution of various system applications across wide area, local area, and IP-based networks. As a customer's business grows, the Company's solution can be configured for additional capacity, currently up to 1000 agents.

Rapid implementation.    Based on Apropos' experience in implementing multi-channel contact centers, it has developed Apropos Methods, a repeatable consulting, design, and delivery methodology that is followed by its application consultants, professional services team, and partners. Apropos Methods allows the Company's customers to accurately estimate the resources required to implement their multi-channel contact center solution. In addition, the Company's software is designed with several unique tools to insure rapid implementation and integration with its customers' business applications. Apropos Methods also allows the Company to quickly and effectively train its partners in the implementation requirements of its solution.

Flexibility.    A customer can configure and administer Apropos' solution through its Web-based application interface. This approach is easier and more cost-effective than traditional hardware-based systems, which may require code modifications and recompilation. Customers can configure the Company's solution over a number of locations and can connect remote users, such as agents working from home. For example, when a hurricane disabled a customer's contact center, the Company's solution permitted its customer to rapidly establish full service at another geographic location.

Lower total cost of ownership.    Apropos' integrated software-based solution results in a lower total cost of ownership in comparison to multiple point products, which require integration and maintenance of various and disparate hardware and software products.

Support of converged Voice and data networks.    Apropos' solution supports its customers' desires to transition from traditional circuit- switched communications infrastructure to IP-based infrastructures. This enables the Company's customers to take advantage of the benefits of high performance converged Voice and data networks.

Software Products

The Company provides its solution via a product suite consisting of seven integrated system components. The components of Apropos' Multi-Channel Interaction Management Suite include Apropos Interaction Manager, Apropos Management Tools (Apropos Resource Manager, Apropos Decision Manager, Apropos Administrator and Application Designer) and Apropos User Applications (Apropos Agent and Interaction Vault™).

Apropos Interaction Manager

  •
  Apropos Interaction Manager is the core of the Apropos solution enabling seamless, intelligent management of all interaction types based upon real-time customer value, as well as interaction value through Apropos' universal multi-channel queue. The Apropos solution is built upon a fully integrated architecture, enabling Interaction Manger to classify, prioritize and personalize all interactions, regardless of media channel. Apropos' unique architecture enables the same management tools and application development environment to be used across all media types. This single point of control allows businesses to easily create and deploy the business rules that efficiently manage their center(s). Interaction Manager supports all communication channels—Voice, E-Mail, Web, Fax, and Task Management—which allows customers to interact however they choose, while providing the enterprise with a single interface to effectively track and manage all customer interactions in real-time.

Management Tools

  •
  Apropos Resource Manager.    The Apropos Resource Manager is a flexible application used to monitor one or multiple contact centers, individual groups, and remote representatives. Interactions received by the system can be tracked, alarmed, and reported on, providing contact center managers with accurate data on the total number and type of interactions received, how many have been serviced, by whom, for how long, and with what disposition.

  •
  Apropos Decision Manager.    The Company believes that the Apropos Decision Manager is one of the most comprehensive contact center reporting systems available, providing visibility into all the business processes that impact a customer's contact center. The cradle-to-grave reporting structure provides information on all aspects of the interaction process, and will help highlight where changes to business processes may be necessary. Life-cycle reports on the performance of users, queues, and interactions may be scheduled or run on-demand, and can be accessed from anywhere via a standard Web browser.

  •
  Apropos Administrator.    The Apropos Administrator manages the system-wide configuration of agents, supervisors and server ports, for all interaction types, and the Administrator is used to establish and modify the business rules for a particular contact center. Using this application, a system administrator can add, move, or change the profiles for agents, supervisors, queues, queue groups, and workgroups. The Administrator is also used to establish the prioritization of each interaction type, based on the customer's business needs, and allows creation and execution of escalation procedures for specific interactions.

  •
  Application Designer.    The Application Designer, Apropos' interaction flow script generator, provides a graphical user interface (GUI) environment for the easy development and customization of business-rules driven interaction flow scripts. The GUI environment displays script progress using colored icons to represent system functions in an interaction sequence. The icons are simply dragged to any location on the interaction flow canvas and connected to other icons by drawing lines between them with the click of a button. This significantly enhances and accelerates the interaction flow script development process.

User Applications

  •
  Apropos Agent.    The Apropos Agent enables contact center representatives to provide a high degree of relationship-based service to customers and provides information about those customers before an interaction is taken. Through its patented visual multimedia queue and "preview interaction" capabilities, the Apropos Agent is able to display incoming and outgoing customer interaction requests based on interaction type, priority, or specific business rules. The Apropos Agent is fully scriptable to support "screen pops" and easy integration to all major customer resource management and third party applications. The Apropos Agent integrates and manages all types of interactions including inbound calls, Voice messaging, E-mail, Web contacts, abandoned calls, outbound calls, and Fax.

  •
  Interaction Vault™.    Interaction Vault (iVault) creates an archived record of all customer interactions including Voice, E-mail and Web. It is browser based and provides full search capabilities that allow agents and supervisors to immediately access, view, and drill down through the complete history of any interaction based on date, time, customer, or business data. The iVault database stores all data, recorded messages, media transcripts, and attachments in a single storage and retrieval source. It documents the course of an interaction from the point that it enters the contact center, tracks it through one or more agents, and monitors it until it is completely handled and brought to closure.

Technology

The Company's software is based on its proprietary distributed application-based architecture. The architecture of the Company's software relies upon industry standards and employs several leading technologies, such as the following programming languages: Java, C++, Microsoft Foundation Class, or MFC, and Active Server Pages, or ASP. The Company's architecture provides a unified method for managing incoming and outgoing multi-channel interactions. The technologies providing this capability include multi-channel integration technologies, an interaction distribution engine, messaging software, business application integration software, comprehensive decision management reporting software, real-time resource management software, and administration technology.

Third Party Software

The Company sells third party software, which is included with its product. This software includes:

  •
  Crystal Reports, an off-the-shelf software package used to create report templates;
  •
  CT Connect, switch-link software used to integrate with external phone systems;
  •
  Sybase SQL Anywhere Studio, a database management application;
  •
  PC Anywhere, an off-the-shelf communications package used for remote troubleshooting; and
  •
  FACSys, an off-the-shelf software package used to support the solutions faxing capabilities.

The Company has commercial agreements with Crystal Decisions; Intel Corporation (CT Connect); Anywhere Solutions, Inc.; Sybase, Inc.; and Optus Software (FACSys) for the purchase and distribution of their respective software. The Company purchases PC Anywhere from a third party reseller. If one or more of these third parties ceases to sell their software, the Company will need to modify its product to use an alternative supplier or eliminate the affected product function, either of which could have a material adverse effect on its business, financial condition and results of operations.

Product Offerings

Existing and new product offerings for calendar 2001 were:

  •
  Apropos Version 5.    This is the Company's most recent product, Multi-Channel Interaction Management Suite. It provides management of customer interactions within a single, fully-integrated solution. The Apropos solution provides business-rules driven prioritization and escalation, so companies can individually manage each interaction based on its value to the business. Key new features include enhanced E-mail and Web interaction handling tools, enterprise-class service for geographically dispersed contact centers, an application platform that can easily support the migration to emerging Voice-over-IP (VoIP) solutions, Task Management, and Interaction Vault interaction archival and retrieval solution. In addition, Apropos provides real-time information on all interaction types to enable contact center managers to better manage, monitor, and report on contact center activity.

  •
  eVangelist.    This product offering was targeted at the small, informal contact center market (5 to 25 agents), such as emerging companies and divisions of larger organizations. eVangelist takes the Voice, Voice Mail, and E-mail capabilities of Apropos Version 5 and provides a pre-packaged, cost efficient solution that can be deployed in weeks, compared to months. eVangelist is upwardly compatible with the Company's full suite of products. Due to economic weakness in 2001, the Company made the decision to place the eVangelist product initiative on hold.

  •
  The Company offers an OEM product for the Voice-based customer providing Voice management applications with skills-based routing, interactive Voice response, and CTI integration to desktop applications. This product offering is only available to the Company's business partners and will be sold exclusively as an OEM-branded solution. This product offering is upwardly compatible with the Company's full suite of products.

In order to further penetrate global markets, the Company developed new internationalized versions of its software for use outside of North America. The Company has adapted its software to provide a platform for all foreign language versions of its software, including full support for multi-byte characters such as Chinese and Japanese. The Company expects to continue to develop and release additional language versions of its software as its international customer base grows.

In February, 2002, the Company released an updated version of its Version 5, Multi-Channel Interaction Management Suite, that includes complete native support for the industry's leading VoIP platforms. This updated version introduces the use of TAPI/WAV, a communication protocol that implements the voice and data path over IP data packets. This allows an interface between the Apropos product and various IP-Telephony products thereby providing a pure standalone software solution to intelligently route voice traffic over the corporate data network.

Services and Hardware

Professional Services

The Company believes the professional services used to implement its product are paramount to customer satisfaction. The Company provides application consulting, project management, integration services, installation services, and training to its customers.

The Company provides its customers with not only the software for its customer interaction solutions but also a full range of professional services to assist the customer in implementing and utilizing the software. The Company has developed a design and implementation methodology, Apropos Methods, which is focused on delivering high quality solutions to its customers. Through the use of Apropos Methods, experience and structure are brought into each project in a consistent and repeatable manner. This methodology helps manage the risk of project overruns, budget overages, and the delivery of a solution that does not meet the Company's customer's expectations.

The Company ensures the proper implementation and execution of its product suite through its own learning center. The Company provides instructor-led technical education about its core and related technology. Apropos offers courses that support performance requirements of customers, partners, and employees. The Company also provides Internet-based and instructor-led courses to its customers' contact center management, supervisors, and agents.

Customer Support and Enhancement Services

The Company provides support for its solution as well as support for its customer's tailored applications and solutions. Apropos' customer service professionals can be reached via phone, fax, E-mail, or Web-based communications. Product support is provided for the current version plus the previous version of the Company's products. Customers on older versions are encouraged to upgrade to the current version. The center is staffed with trained professionals who have experience in the software and communications industries. The Company uses its solution to manage its own multi-channel contact center, so the Company can understand its customer's needs from a user's perspective. The Company typically establishes a support agreement for a period of one year with its customers. As of December 31, 2001, approximately 97.0% of Apropos' customers had an active support agreement.

Hardware

The Company also provides certain third party hardware products, such as telephony cards, required to implement its solution. Revenue from the sale of hardware constituted 0.5%, 3.9%, and 9.9% of the Company's total revenue for 2001, 2000, and 1999, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

Sales and Distribution

The Company sells its products and services directly to its customers. In addition, the Company's products are sold indirectly to customers via resellers and original equipment manufacturers (OEMs). Under these indirect selling arrangements, the Company typically does not provide services to the end-customer.

Direct sales force.    The Company has a direct sales force in the United States that consists of regional sales managers and application consultants. Regional sales managers have direct responsibility for selling and account management, while application consultants provide analysis and design of the solution to ensure the sales proposal covers all aspects of the customers' needs. Application consultants also provide the foundation for the implementation and delivery of the solution to ensure customer satisfaction.

The Company currently has regional sales managers in Arizona, California, Georgia, Massachusetts, Michigan, New York, Texas, and Virginia, in addition to its corporate headquarters in Illinois. The Company currently has applications consultants to support the direct sales force. The Company's international direct sales are managed from its offices in Buckinghamshire, United Kingdom and Singapore. The Company's international sales force includes four salespersons and four application consultants.

Resellers.    The Company currently has a network of 7 resellers that distribute and implement its solution. The Company's value-added resellers, or VARs, are an extension of its direct sales force and have taken the Company's solution into their portfolio. The VARs have extensive experience in the contact center market and customer relationship management industry. The Company currently has resellers in the following countries: Belgium, Canada, China (Hong Kong), Japan, the Netherlands and South Africa.

OEMs.    The Company currently has two partners who brand its solution under their corporate name. Mitel Corporation sells and markets the Company's solution under the name Mitel Call Center Commander and 3Com Corporation which sells and markets the Company's solution under its own name.

The Company will continue its emphasis on developing and selling software and de-emphasize sales of hardware and services which have significantly lower profit margins. The Company plans to continue to outsource the implementation function to VARs, OEMs, and system integrators as the Company develops and expands its strategic partners.

The Company plans to expand the number of VAR and OEM partners in North America, Europe, Asia, Africa, and Australia. The Company also plans to increase its direct sales force in North America and expand selling efforts in Europe. In addition, the Company plans to focus its expansion efforts on developing strategic partnerships with system integrators. The Company believes these efforts will result in increased sales and market penetration of its solution.

Marketing

The Company's marketing efforts are focused on developing and executing sales lead generation programs that result in qualified customer leads, developing market awareness of its products and services, building its corporate image, and developing marketing programs that support its strategic partners.

The Company has developed several marketing programs to accomplish these goals, including:

  •
  A co-marketing program through the Apropos Global Alliance Program;
  •
  A global web-based seminar series;
  •
  Tradeshow participation and speaking opportunities, directly and with its strategic partners;
  •
  Direct mail programs;
  •
  Public relations activities;
  •
  Traditional print and online advertising;
  •
  Web site marketing; and
  •
  Editorial placements.

The Company's Global Alliance Program provides a wide array of opportunities to expand and enhance the product and service offerings of the Company's strategic partners. The Company targets enterprise application companies as well as platform providers and system integrators to participate in the program. In some cases, the Company participates in similar programs sponsored by these partners. The programs provide for joint marketing opportunities to generate sales leads and referrals. The Company's application partners consist of enterprise software providers, such as Blue Martini Software, Computer Associates International, Inc., Onyx Software Corporation, Peregrine Systems, Inc., PeopleSoft, Inc., Siebel Systems, Inc and XP Systems, Inc. Service partners consist of system integrators that provide outsourcing capabilities to implement the Company's solution and participate in co-marketing activities.

The Company believes building market and brand awareness of Apropos and its product will be essential, as it competes against larger traditional contact center suppliers. The Company intends to devote significant resources to continue to build its market and brand awareness by expanding its marketing efforts.

Customers

The Company has a diverse base of over 285 customers that utilize its solution for a variety of applications, such as customer service and support, help desks, and field service management. During 2001, approximately 50.0% of the Company's revenues were derived from new customers. Notable new customers for 2001 include Kraft Foods, Screen Actors Guild, Standard Charter Bank, GE Capital and J-M Manufacturing (a subsidiary of Formosa Plastics Corp.). Contributors to 2001 revenues from the Company's existing customer base include Nokia Corporation, Peregrine Systems, Inc., Trammell Crow Company, Depository Trust Corporation, and LensCrafters. The Company has customers in many different industries and is not dependent on any specific industry. The Company had no customers during 2001 or 1999 that represented more than 10% of its total revenues. In 2000, one customer accounted for 11.5% of the Company's total revenues.

New orders for the Company's product increasingly include Voice and Internet-based functionality, such as E-mail and Web. During 2001, approximately 72.0% of new customers selected the Company's multi-channel product solution.

Revenues from the Company's international sales as a percentage of total revenue were 21.6%, 22.7%, and 20.4% in 2001, 2000, and 1999, respectively.

The Company intends to expand its customer base by, among other things, expanding the number of its strategic partners and leveraging their distribution capabilities to sell the Company's product, increasing the Company's co-marketing activities with its strategic partners, increasing the size of its direct sales force, and increasing its market and brand awareness.

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

The market for the Company's product is highly competitive. The Company makes no assurance that it will be able to compete successfully against current and future competitors. The Company's competition comes from several different market segments, including:

  •
  Platform providers such as Aspect Telecommunications Corporation, Cisco Systems, Inc., Avaya Inc., Nortel Networks Corporation, Rockwell International Corporation, and Siemens Corporation;
  •
  Interaction management solution providers such as Genesys Telecommunications Laboratories, Inc., which was acquired by Alcatel SA, and Interactive Intelligence, Inc.; and
  •
  Other solution providers such as eGain Communications Corporation and Kana Communications, Inc.

The Company believes that the principal competitive factors in its market include product performance and features, quality of customer support and service, time to implement, product scalability, sales and distribution capabilities, and overall cost of ownership. Although the Company believes that its solution currently competes favorably with respect to these factors, the Company's market is relatively new and evolving rapidly. The Company may not be able to maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, and technical resources.

Many of the Company's current and potential competitors have longer operating histories, greater financial, technical, marketing, customer service and other resources, greater name recognition, and a larger installed base of customers than Apropos does. In the past two years, large, well-capitalized companies have acquired or invested in a number of the Company's current and potential competitors. As a result, these competitors may be able (1) to respond to new or emerging technologies and changes in customer requirements faster and more effectively than Apropos can, and (2) to devote greater resources to the development, promotion, and sale of products than Apropos can. Current competitors have merged with or acquired other competitors or established cooperative relationships with other competitors to increase and expand the features and capabilities of their products. If these competitors were to acquire additional market share, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

Research and Development

The Company believes that its product development capabilities are essential to its strategy of expanding its leading technology position. The Company's product development team consists of 63 engineers and software developers with experience in Voice communications, eBusiness, E-mail, and Web technology. The Company believes the combination of diverse technical and communications expertise contributes to the highly integrated functionality of its product. The Company spent $8.1 million, $7.2 million, and $4.4 million in 2001, 2000, and 1999, respectively, on research and development.

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
  •
  Confidentiality agreements with employees and third parties; and
  •
  Protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners, resellers, and customers.

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

Employees

As of December 31, 2001, Apropos had 183 employees worldwide, including 58 in sales and marketing, 63 in research and development, 40 in service and support, and 22 in finance and administration.

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

Executive Officers of the Company.

Kevin G. Kerns; age 43; Chief Executive Officer and President.

Mr. Kerns joined Apropos in January 1996 as President and Chief Operating Officer. He was appointed as a director in 1996. In 1998, Mr. Kerns was named Chief Executive Officer. From 1989 through 1995, Mr. Kerns established and led a strategic software consulting firm, Mandalay Associates, based in Dallas, Texas.

Francis J. Leonard; age 46; Chief Financial Officer and Vice President.

Mr. Leonard joined Apropos in July 2000 as Chief Financial Officer. Prior to joining Apropos, Mr. Leonard was employed at BT Office Products, a distributor of office products and furniture, from 1995 to 2000. Mr. Leonard served as VP Finance, Chief Financial Officer from 1997 to 2000, and prior to that as Corporate Controller, Chief Accounting Officer.

William W. Bach; age 40; Senior Vice President, Technology.

Mr. Bach joined Apropos full-time in 1995 as Vice President, Engineering, after providing two years of assistance to the Company's former Chief Executive Officer and Chief Technology Officer with respect to product research, design, and development. In March 1999, Mr. Bach was appointed Vice President, Technology and in December 2000, Mr. Bach was appointed to Senior Vice President, Technology.

Brian C. Derr; age 41; Senior Vice President, Business Development and Professional Services.

Mr. Derr joined Apropos in 1996 as Vice President, Professional Services. In January 1999, Mr. Derr was named Vice President, Business Development and Professional Services and in December 2000, Mr. Derr was named Senior Vice President, Business Development and Professional Services. Mr. Derr was Vice President of AllTank, Inc., a software company, from 1995 to 1996.

Jody P. Wacker; age 45; Senior Vice President, Marketing.

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

David Ashworth; age 52; Senior Vice President, EMEA Operations.

Mr. Ashworth joined Apropos in November 2001 as Senior Vice President, EMEA Operations. Prior to joining Apropos, Mr. Ashworth was employed at BEA Systems, an enterprise application infrastructure software company, from 1999 to 2001. Mr. Ashworth initially served as UK Managing Director of BEA Systems, Ltd. and later as Vice President of Global Accounts. Prior to BEA Systems, Mr. Ashworth spent five years with Sybase Corporation, a provider of client-server software, as the Channel Sales Director for Northern EMEA and Strategic Alliance Director for EMEA.

Jeffrey K. Cordes; age 43; Senior Vice President, Global Human Resources

Mr. Cordes joined Apropos in 2001 as Senior Vice President, Global Human Resources. Prior to joining Apropos, Mr. Cordes was Senior Vice President of Global Human Resources for Xpedior, Inc., a technology consulting business focused on e-business solutions, from 1999 to 2001. Prior to Xpedior, Mr. Cordes was managing director at Whitney Carlyle and a Principal at James Martin & Company, where he managed and delivered human resource, business process and organizational development consulting services, from 1994 to 1998. Before joining James Martin & Company, Mr. Cordes was with IBM Corporation for 12 years.

Vincent Ho; age 51; Vice President, Sales, Asia Pacific.

Mr. Ho joined Apropos in August 2001 as Vice President of Sales, Asia Pacific. Prior to joining Apropos, Mr. Ho was Sales Manager and Managing Director of Ondisplay Asia Pacific Pte, Ltd., a content management software company, which was acquired by Vignette in July 2001, from 1999 to 2001. Prior to Vignette, Mr. Ho was Sales Director for NCR's South East Asia Region Datawarehousing Solution Group from 1998 to 1999 and as Business Director for Asia for Dun and Bradstreet Software Pte Ltd., which was acquired by Geac, Limited, a provider of enterprise resource planning software, from 1993 to 1998.

Jeffrey Finochiaro; age 42; Senior Vice President of Sales—Americas.

Mr. Finochiaro joined Apropos in January 2002 as Senior Vice President of Sales—Americas. Prior to joining Apropos, Mr. Finochiaro, a Director at Deloitte Consulting, was responsible for business development for the firm's energy/utility practice for the North and South America region from 2000 to 2002. Prior to Deloitte Consulting, Mr. Finochiaro was Vice President of Business Development for NeoForma, a healthcare supply chain solutions company, from 1999 to 2000. At McHugh Software, a provider of logistics software solutions, Jeff was the Senior Vice President of Worldwide Sales from 1996 to 1999. Before joining McHugh, Jeff held a variety of senior sales positions at Dun & Bradstreet and he began his career in sales at IBM Corporation.

ITEM 2. FACILITIES.

The Company leases approximately 43,100 square feet of office space in its headquarters building in Oakbrook Terrace, Illinois. The leases expire in May 2006. As of December 31, 2001, future minimum lease payments under these leases approximated $5.6 million. The Company leases space for its European headquarters in Buckinghamshire, United Kingdom, which consists of approximately 3,600 square feet. This lease expires April 2005. As of December 31, 2001, future minimum lease payments under this lease approximated $1.4 million. The Company also leases space for its various sales offices located in Melbourne, Florida and Genoa, Michigan. These leases are short-term leases.

Apropos believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. The Court held a hearing in February 2001 to construe key terms in the claims of Rockwell's patents. In January 2002, the Court issued its "Findings of Fact and Conclusions of Law After Trial" in which it construed the key terms of the claims. Based upon the continuing review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Associated With Apropos' Business and Future Operating Results— `Infringement claims could adversely affect the Company."'

In November 2001, the Company was named as a defendant in shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company's initial public offering. Those cases allege violations of the federal securities laws and have been docketed in the U.S. District Court for the Northern District of Illinois as: Mayo v. Apropos Technology, Inc. et al., No. 01C 8406, Gulati v. Apropos Technology, Inc. et al., No. 01C 8571, Chin v. Apropos Technology, Inc., et al., No. 01C 8737, Malamud v. Apropos Technology,  Inc., et al., No. 01C 8818, Linc Corp. v. Apropos Technology, Inc. et al., No. 01C 9219, and McDermott v. Apropos Technology, Inc., et al., No. 01C 9807. These litigations are allegedly brought on behalf of purchasers of the Company's stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company's initial public offering in February 2000. These litigations seek unspecified damages. The Company has reviewed these litigations and, although legal proceedings can not be predicted with certainty, believes the allegations are without merit. The Company intends to vigorously defend the litigations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Risks— `If the Company's share price continues to be volatile, it may become subject to securities litigation, which is expensive and could divert its resources."'

The Company has been named as a nominal defendant in a shareholder derivative action filed on February 26, 2002 against certain of its present and former directors and officers. The lawsuit, which is captioned "Kotylar v. Kerns, et al.," Case No. 2002CH000303, is pending in the Circuit Court of the 18th Judicial Circuit, Du Page County, Illinois. The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The Complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering ("IPO"). The lawsuit alleges violations of the federal securities laws and has been docketed in the U.S. District Court for the Southern District of New York as "Atlas et al. vs. Apropos Technology, Inc., et al," C.A. No. 01-CV-9982. This lawsuit, alleges, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suit seeks rescission of the plaintiff's alleged purchases of the Company's stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. Although legal proceedings can not be predicted with certainty, the Company believes that the claims against the Company are without merit, and intends to defend the litigation vigorously. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Risks— `If the Company's share price continues to be volatile, it may become subject to securities litigation, which is expensive and could divert its resources."'

The Company is a party in various other disputes and litigation that have arisen in the course of the Company's business. In the opinion of management, based upon consultation with legal counsel, although legal proceedings can not be predicted with certainty, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Apropos' Common Shares trade on the Nasdaq National Market under the symbol "APRS." The following table sets forth for the periods indicated the high and low sale prices of the Company's Common Shares, as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

	Price range of Common Shares

	2001		2000

	High	Low	High	Low

First quarter*	$8.875	$2.922	$69.000	$24.000
Second quarter	3.750	2.070	35.750	7.750
Third quarter	3.000	1.160	28.625	8.875
Fourth quarter	2.700	0.880	11.250	5.125

* Prior to February 17, 2000, there was no established public trading market for the Common Shares.

At March 22, 2002, there were 130 shareholders of record and 16,684,414 Common Shares outstanding.

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

On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value. The 3,977,500 Common Shares sold in the offering at $22.00 per Share were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000. The net offering proceeds to Apropos, after deducting underwriter discounts and commissions and expenses payable by the Company, were approximately $79.3 million. From the effective date of such Registration Statement to December 31, 2001, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $15.2 million were used for general corporate purposes including operating losses, working capital, and capital expenditures. The balance of the net proceeds was held primarily in commercial paper and government obligations at December 31, 2001. Other than repayment of approximately $2.0 million in the aggregate of debt in favor of William Blair Capital Partners V, L.P., ARCH Venture Fund III, L.P., and The Ohio Partners, Ltd., none of the Company's expenses or use of proceeds from this Offering were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10.0% or more of any class of equity securities in the Company, or affiliates of the Company.

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

	Year ended December 31
in thousands, except per share data	2001	2000	1999	1998	1997

Consolidated Statement of Operations Data:
Revenue:
Software licenses	$10,226	$19,359	$10,300	$5,697	$2,669
Services and other	11,539	11,692	7,866	3,445	1,424

Total revenue	21,765	31,051	18,166	9,142	4,093
Cost of goods and services:
Cost of software	490	681	296	31	26
Cost of services and other	6,616	7,494	5,611	3,084	1,308

Total cost of goods and services	7,106	8,175	5,907	3,115	1,334

Gross margin	14,659	22,876	12,259	6,027	2,759
Operating expenses:
Sales and marketing	16,569	15,672	9,704	6,030	3,644
Research and development	8,076	7,160	4,441	2,805	1,271
General and administrative	7,458	9,002	5,035	2,167	1,552
Stock compensation charge	668	998	229	69	—
Restructuring and other charges	1,298	—	—	—	—

Total operating expenses	34,069	32,832	19,409	11,071	6,467

Operating loss	(19,410)	(9,956)	(7,150)	(5,044)	(3,708)
Other income (expense)	2,661	1,814	(1,359)	222	141

Net loss	$(16,749)	$(8,142)	$(8,509)	$(4,822)	$(3,567)

Basic and diluted loss per common share	$(1.02)	$(0.57)	$(2.85)	$(1.64)	$(1.22)
Weighted-average number of Common Shares outstanding(1)	16,483	14,360	2,983	2,947	2,923

	December 31
in thousands	2001	2000	1999	1998	1997

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$53,897	$63,731	$3,467	$3,170	$1,984
Working capital (deficit)	53,156	68,569	(1,418)	4,916	2,299
Total assets	63,724	81,303	15,434	8,649	4,395
Debt and capital lease obligations(2)	—	73	8,851	—	—
Convertible preferred shares	—	—	16,079	16,079	8,093
Total shareholders' equity (deficit)	57,562	73,273	(15,629)	(10,010)	(5,261)

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

Overview

The Company develops, markets, and supports a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communication channels, including E-mail, Fax, Web, and Voice. Apropos' solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company's product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail or Web collaboration, and also provides access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as telephony cards, required to implement its solution. Revenue from the sale of hardware constituted 0.5%, 3.9%, and 9.9% of the Company's total revenue for 2001, 2000, and 1999, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 21.5%, 23.7%, and 22.0% of the Company's total revenue for 2001, 2000, and 1999, respectively. Management expects that revenue derived from sales to resellers and OEMs will continue to increase as a percentage of total revenue for the foreseeable future as the Company expands and focuses on its international sales efforts and distribution channels.

Although the Company enters into general sales contracts with its customers and resellers, none of its customers or resellers is obligated to purchase its product or its services pursuant to these contracts. The Company relies on its customers and resellers to submit purchase orders for its product and services. All of the Company's sales contracts contain provisions regarding the following:

  •
  product features and pricing;
  •
  order dates, rescheduling, and cancellations;
  •
  warranties and repair procedures; and
  •
  support and training obligations.

Typically, these contracts provide that the exclusive remedy for breach of the Company's specified warranty is either a refund of the price paid or modification of the product to satisfy the warranty.

The Company has generally experienced a product sales cycle of six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective customer and end when product is shipped. The length of the sales cycle for customer orders depends on a number of factors including:

  •
  a customer's awareness of the capabilities of the type of solutions Apropos sells and the amount of customer education required;

  •
  concerns that the Company's customer may have about its limited operating history and track record and the Company's size compared to many of its larger competitors;
  •
  a customer's budgetary constraints;
  •
  the timing of a customer's budget cycles;
  •
  concerns of the Company's customer about the introduction of new products by the Company or its competitors that would render its current product noncompetitive or obsolete; and
  •
  downturns in general economic conditions, including reductions in demand for contact center services.

The Company's OEM contracts contain additional provisions regarding product technical specifications, labeling instructions, and other instructions regarding customization and rebranding. The Company's OEM contracts contain volume discounts.

Sales to customers outside the United States accounted for 21.6%, 22.7%, and 20.8% of the Company's total revenue during 2001, 2000, and 1999, respectively. Management expects the portion of the Company's total revenue derived from sales to customers outside the United States to increase as it expands its international sales efforts and distribution channels.

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

Stock compensation charge.    Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase toAdditional paid in capital. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge.

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

	Year ended December 31
	2001	2000	1999

Revenue:
Software licenses	47.0%	62.3%	56.7%
Services and other	53.0	37.7	43.3

Total revenue	100.0	100.0	100.0
Cost of goods and services:
Cost of software	2.3	2.2	1.6
Cost of services and other	30.3	24.1	30.9

Total cost of goods and services	32.6	26.3	32.5

Gross margin	67.4	73.7	67.5
Operating expenses:
Sales and marketing	76.1	50.5	53.4
Research and development	37.1	23.1	24.4
General and administrative	34.3	29.0	27.7
Stock compensation charge	3.1	3.2	1.3
Restructuring and other charges	6.0	0.0	0.0

Total operating expenses	156.6	105.8	106.8

Operating loss	(89.2)	(32.1)	(39.3)
Other income (expense)	12.2	5.9	(7.5)

Net loss	(77.0)%	(26.2)%	(46.8)%

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Revenue.    Total revenue decreased 29.9% to $21.8 million in 2001, from $31.1 million in 2000. Revenue from international sales decreased by 32.9% to $4.7 million in 2001, from $7.0 million in 2000.

Revenue from software licenses decreased 47.2% to $10.2 million in 2001, from $19.4 million in 2000. The Company attributes this decrease in revenue principally to weakness in the economic environment in 2001. Indicative of the lower activity, total new system purchases were 39 and 80 for calendar 2001 and calendar 2000, respectively. The Company also believes that revenue from new customers was impacted by an increasing emphasis on more significant system sales, and the related changes in the sales organization stucture and personnel. Revenue from software licenses from new customers totaled 49% for calendar 2001 compared to 50% for calendar 2000.

Revenue from services and other, consisting of professional services, customer support, and hardware, decreased 1.3% to $11.5 million in 2001, from $11.7 million in 2000. An increase in customer support revenue to $6.4 million in 2001 from $4.1 million in 2000 as a result of the Company's expanding customer base was principally offset by lower professional services revenue due to fewer customers purchasing new systems.

Gross margin.    Gross margins decreased to 67.4% of total revenue in 2001, from 73.7% of total revenue in 2000. This is a result of a lower level of revenue from software licenses, 47.0% of total revenue in 2001, compared to 62.3% of total revenue in 2000. This decrease was offset, to a lesser extent, by higher staff utilization for professional services and lower hardware sales.

Gross margins from software licenses represented 95.2% of software revenue in 2001, and 96.5% of software revenue in 2000. The cost of software licenses consists primarily of third party software used in conjunction with the Company's software.

Gross margins from services and other represented 42.7% of services and other revenue in 2001, and 35.9% of services and other revenue in 2000. This improvement is due primarily to lower hardware sales, which has the lowest profit contribution, and improved utilization of the streamlined professional services organization.

Operating expenses.    Operating expenses increased 3.8% to $34.1 million in 2001, from $32.8 million in 2000. This increase is primarily the result of the restructuring charge of $1.3 million as the Company took steps in July 2001 to decrease its operating cost structure to better align its operating expenses with lower revenues. As a percentage of total revenue, operating expenses were 156.5% in 2001 and 105.7% in 2000. The new operating cost structure resulted in decreasing total headcount by 30.2% to 183 employees at December 30, 2001, from 262 employees at December 30, 2000. While year over year staffing levels are lower, the calendar 2001 average staffing totals were higher than average calendar 2000 headcount totals due to the dynamics of rapid staff expansion throughout calendar 2000, static staffing levels in the first six months of 2001, and reduced staffing levels after the restructuring in the second six months of 2001.

Sales and marketing expenses increased 5.7% to $16.6 million in 2001, from $15.7 million in 2000. The increase in sales and marketing expenses resulted primarily from the average sales and marketing personnel headcount increasing 23%. This increase was offset by lower sales commissions associated with lower revenues; lower recruiting costs associated with fewer hires and less reliance on executive search consultants; and reduced marketing activities, including tradeshows, public relations activities, and advertisements.

Research and development expenses increased 12.8% to $8.1 million in 2001, from $7.2 million in 2000. The increase in research and development expenses related primarily to the average staffing level increasing 13%.

General and administrative expenses decreased 17.2% to $7.5 million in 2001, from $9.0 million in 2000. The decrease was due primarily to lower legal costs which include a charge of $950,000 recorded in the second quarter of 2000 for an arbitration settlement related to a dispute with a former reseller. Also contributing to the decrease were lower recruiting costs and lower professional service fees associated with accounting, banking and investor relations services.

Stock compensation charge decreased 33.1% to $668,000 in 2001, from $998,000 in 2000. The stock compensation charge primarily represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase to Additional paid in capital. The decrease from the prior period primarily reflects the impact of cancelled options resulting from employees that are no longer employed by the Company.

Restructuring and other charges. In the third quarter of 2001, the Company recorded a restructuring and other charge of $1,298,000 as it took steps to decrease its operating expense structure in order to offset lower revenues over the short-term. The review of operating expenses focused on staff reductions, lower facility commitments, streamlined marketing programs and non-productive assets. The restructuring component of the charge was $879,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce. The other component of the charge of $419,000 relates to assets written off that were no longer considered strategic or no longer provide future benefit to the Company. All the costs associated with the restructuring charge were disbursed by December 31, 2001.

Other income and expense.    Interest income was $2.7 million in 2001, and $3.6 million in 2000. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and the impact of interest rate reductions initiated by the Federal Reserve Board since January 1, 2001.

Income taxes.    There has been no provision or benefit for income taxes for any period since 1995 due to the Company's operating losses. As of December 31, 2001, the Company had approximately $36.6 million of domestic net operating loss carryforwards for federal income tax purposes, which expire beginning 2011. The Company's use of these net operating losses may be limited in future periods.

Net loss per share.    Net loss per share increased 79.2% to $1.02 in 2001, from $0.57 in 2000. This increase in the loss per share is the result of lower revenue, higher operating expenses and lower investment income. The number of shares used to compute net loss per share increased 14.8% to 16.5 million in 2001, from 14.4 million in 2000. This increase was from shares issued in connection with the

Company's employee stock purchase plan and stock option exercises and the full year impact in 2001 of common shares issued in conjunction with the Company's IPO.

Year Ended December 31, 2000, Compared to Year Ended December 31, 1999

Revenue.    Total revenue increased 70.9% to $31.1 million in 2000, from $18.2 million in 1999. Revenue from international sales increased by 90.4% to $7.0 million in 2000, from $3.7 million in 1999.

Revenue from software licenses increased 88.0% to $19.4 million in 2000, from $10.3 million in 1999. The increase in software revenue resulted from a growing market acceptance of the Company's integrated multi-channel solution, its expanded sales and marketing efforts, and the introduction of new products. New product offerings included Apropos Version 4, also known as Multimedia Interaction Management, eVangelist, targeting the small, rapidly growing informal contact center market, and an OEM product for the voice-based customer that needs a voice management application. In addition, an internationalized version of Multimedia Interaction Management was released.

Revenue from services and other, consisting of professional services, customer support, and hardware, increased 48.6% to $11.7 million in 2000, from $7.9 million in 1999. The growth in revenue from services and other resulted primarily from the growth in professional services and maintenance revenue as the Company's customer base increased over this period. The growth in revenue from services and other includes the continued decline of hardware revenues, which accounted for 3.9% of total revenue in 2000, and 9.9% of total revenue in 1999. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

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

Stock compensation charge increased 335.8% to $998,000 in 2000, from $229,000 in 1999. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase to Additional paid in capital.

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

Net loss per share.    Net loss per share decreased 80.0% to $0.57 in 2000, from $2.85 in 1999. This decrease in the loss per share is the result of higher revenue, improved gross margins, investment income as a result of net proceeds from the IPO, and an increased number of outstanding shares. The number of shares used to compute net loss per share increased 381.4% to 14.4 million in 2000, from 3.0 million in 1999. This increase was principally the result of the pre-IPO conversion of the Company's convertible preferred shares to 7.0 million Common Shares and the issuance of approximately 4.0 million Common Shares in the IPO. Additional shares are the result of stock option and warrant exercises, as well as shares issued in connection with the Company's employee stock purchase plan.

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

The Company's operating activities resulted in net cash outflows of $9.2 million in 2001, $5.6 million in 2000, and $8.7 million in 1999. The operating cash outflows for 2001 were primarily impacted by net losses experienced by the Company from declining revenues offset to a lesser extent by a realigned operating cost structure. Collection of prior year receivable balances and an improvement in receivables management, as evidenced by a decrease in days sales outstanding, led to cash being provided from accounts receivable of $6.0 million in 2001. The operating cash outflows for 2000 and 1999 resulted primarily from net losses experienced in each of the periods as the Company continued to invest in product development and expansion of its sales force and infrastructure to support growth. The cash used in operations was offset by non-cash charges for amortization of stock-based compensation and charges for the fair market value of warrants issued in connection with 1999 financing arrangements.

The Company's investing activities resulted in net cash inflows of $16.6 million in 2001. This inflow was primarily the result of a decision by management to reduce the length of maturity on the Company's investments. The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments. The inflow for 2001 was offset by $936,000 of capital expenditures. Investing activities for 2000 consisted of $3.7 million for capital expenditures to support the Company's growing number of employees and infrastructure development and $53.9 million of net purchases of short-term investments utilizing funds remaining from the Company's IPO. Net cash used in investing activities for 1999 was $999,000, primarily due to purchases of computer hardware, software, furniture and fixtures, and leasehold improvements.

Financing activities generated net inflows of $297,000, $69.6 million and $10.0 million for 2001, 2000, 1999, respectively. The inflows in 2001 were primarily from proceeds from the sale of stock through the Company's stock option plan and employee stock purchase plan, offset by payments of capital lease obligations. In 2000, the net inflows were primarily from the net proceeds of the Company's IPO offset by repayments of debt. Financing activities net inflows for 1999 were primarily from proceeds from the Company's bridge loan and revolving line of credit.

The Company's capital requirements depend on numerous factors. The Company expects to devote additional resources to continue research and development efforts, expand sales channels, increase marketing programs, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the net proceeds from the sale of the Common Shares in the Company's IPO will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Recently Issued Accounting Standards

In November 2001, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," stating these costs should be characterized as revenue in the income statement. The Company is required to adopt this change beginning in calendar 2002 and will reclassify prior periods in the comparative financial statements. The Company has historically treated these reimbursable costs, principally incurred in the Company's professional services organization, as rebillable invoices to the respective customer and not included in the statements of operations. The Company has estimated these out-of-pocket reimbursable expenses for 2001, 2000 and 1999 were $644,000, $544,000 and $534,000, respectively.

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

  •
  increase awareness of its brand and continue to build customer loyalty;
  •
  maintain its current, and develop new, strategic partnerships and relationships;
  •
  respond effectively to competitive pressures; and
  •
  continue to develop and improve its technology to meet the needs of its customers.

If the Company is unsuccessful in addressing these risks, sales of its product and services, as well as its ability to maintain or increase its customer base, will be substantially diminished.

The Company has not been profitable since 1994.

The Company has not operated profitably since 1994. The Company incurred net losses of $16.7 million in 2001, $8.1 million in 2000, and $8.5 million in 1999. The Company intends to continue to make additional investments in its research and development, marketing, and sales operations. The Company anticipates that these expenses would precede any revenues generated by the increased spending. As a result, the Company may experience losses and negative cash flow from its operations in future periods. The Company will need to generate significant revenue to achieve profitability and it may not be able to do so. Even if it does achieve profitability, the Company makes no assurance that it will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

The Company has generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective customer and end when the product is delivered. The Company's prospective customers' decisions to license its product often requires significant investment and executive level decision-making, and depend on a number of factors.

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

The Company believes that its future business prospects depend in large part on its ability to maintain and improve its current product and to develop new products and product features on a timely basis. The Company's product will have to achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As a result of the complexities inherent in the Company's product, major new products and product features require long development and testing periods. The Company may not be successful in developing and marketing, on a timely and cost effective basis, new products or product features that respond to technological change involving industry standards or customer requirements. Significant delays in the general availability of new releases of the Company's product or significant problems in the installation or implementation of new releases of its product could have a material adverse effect on the Company's business, financial condition, and results of operations.

The Company may not be able to modify its product in a timely and cost effective manner to respond to technological change.

Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render the Company's product obsolete or noncompetitive. The market for the Company's product is characterized by:

  •
  rapid technological change;
  •
  significant development costs;
  •
  frequent new product introductions;
  •
  changes in the requirements of the Company's customers and their clients; and
  •
  evolving industry standards.

The Company's product is designed to work in conjunction with and on a variety of hardware and software platforms used by its customers. However, the Company's software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, and other systems that its customers use. Also, the Company must constantly modify and improve its product to keep pace with changes made to these platforms and to database systems and other applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions, or modifications, which may cause confusion in the market and harm the Company's business. If the Company fails to promptly modify or improve its products in response to evolving industry standards or customer demands, its product could rapidly become obsolete, which would materially and adversely affect the Company's business, financial condition, and results of operations.

Competition could reduce the Company's market share and decrease its revenue.

The market for the Company's product is highly competitive and the Company expects competition to increase in the future. In addition, because the Company's industry is new and evolving and characterized by rapid technological change, it is difficult for the Company to predict whether, when, and by whom new competing technologies or new competitors may be introduced into its markets. Currently, the Company's competition comes from platform providers, interaction management solution providers, and stand-alone point solution providers.

The Company makes no assurance that it will be able to compete successfully against current or future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced profit margins, or loss of market share, each of which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Demand for communications and interaction management software for multi-channel contact centers may grow more slowly than the Company currently anticipates.

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

  •
  distribute its products;
  •
  generate sales leads;
  •
  build brand and market awareness; and
  •
  implement and support its solution.

The Company believes that its success depends, in part, on its ability to develop and maintain strategic relationships with resellers, OEMs, system integrators, and enterprise application providers. In addition, the Company intends to train and certify more strategic partners to provide the professional services required to implement its solution in an effort to expand its customer base. The Company generally does not have long-term or exclusive agreements with these strategic partners. If any of the Company's strategic relationships are discontinued, sales of its products and services and its ability to maintain or increase its customer base may be substantially diminished.

If the Company's strategic partners fail to market Apropos' product and services effectively or provide poor customer service, the Company's reputation will suffer and it could lose customers.

If the Company's strategic partners fail to market Apropos' product and services effectively, the Company could lose market share. Some of the Company's strategic partners also provide professional services to Apropos' customers in connection with the implementation of its product. Additionally, if a strategic partner provides poor customer service, the value of the Company's brand could be diminished. Therefore, the Company must maintain relationships with strategic partners throughout the world that are capable of providing high-quality sales and service efforts. If the Company loses a strategic partner in a key market, or if a current or future strategic partner fails to adequately provide customer service, the Company's reputation will suffer and sales of its product and services could be substantially diminished.

The Company may have difficulties successfully managing its growth, which may reduce its chances of achieving and maintaining profitability.

The Company's revenues increased to $21.8 million in 2001 from $4.1 million in 1997. The Company intends to continue to expand its business operations in the future. The Company has also increased its number of employees. The Company's existing management, operational, financial, and human resources, and management information systems and controls may be inadequate to support future growth. If the Company is not able to manage its growth successfully, it will not grow as planned and the Company's business could be adversely affected.

Infringement of the Company's proprietary rights could affect its competitive position, harm its reputation or increase its operating costs.

The Company considers its products to be proprietary. In an effort to protect its proprietary rights, the Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic partners, resellers, and its customers, and employee and third party non-disclosure agreements. These laws and agreements provide only limited protection of Apropos' proprietary rights. In addition, the Company has not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide the Company with adequate protection in all circumstances. Although the Company has patented or filed patent applications for some of the inventions embodied in its software, the Company's means of protecting its proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization and without its detection and without infringing its patents. A third party could also develop similar technology independently. In addition, the laws of some countries in which the Company sells its product do not protect its software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use, or reverse engineering of the Company's product could materially adversely affect its business, financial condition, and results of operations.

Infringement claims could adversely affect the Company.

A third party could claim that the Company's technology infringes its proprietary rights. As the number of software products in the Company's target market increases and the functionality of these products overlap, the Company believes that software developers may face infringement claims. Although the Company does not believe that its product infringes any patents, if certain software and technology patents were interpreted broadly, claims of infringement against the Company, if successful, could have a material adverse effect on its business, financial condition, and results of operations. Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against the Company or its customers with respect to the Company's current or future products may require the Company to enter into costly royalty arrangements or litigation, or otherwise materially and adversely affect its business, financial condition, and results of operations. If a negotiated resolution of any matter is required, it could involve payment of license fees which would increase the Company's costs. The Company makes no assurance that the terms of any licensing arrangement would be favorable to the Company. A resolution could also require a redesign of the Company's product or the removal of some of the Company's product features. If a negotiated resolution is not achieved, Apropos would vigorously defend itself. If the Company did not prevail, damages could be awarded and an injunction could be issued requiring Apropos to cease certain activities. If infringement is deemed to be willful, a court may triple the awarded damages. Any of these activities could have a material adverse effect on the Company's business, financial condition, and results of operations. Regardless of the outcome, litigation may result in substantial expense and significant diversion of the Company's management and technical personnel. See "Item 3. Legal Proceedings" for a description of a claim received by the Company from a competitor claiming that the Company's product utilizes technologies pioneered and patented by such competitor.

The Company may not be able to hire and retain the personnel it needs to sustain its business.

The Company depends on the continued services of its executive officers and other key personnel. The loss of services of any of the Company's executive officers or key personnel could have a material adverse effect on its business, financial condition, and results of operations.

The Company needs to attract and retain highly-skilled technical and managerial personnel. If the Company is unable to attract and retain qualified technical and managerial personnel, its results of operations could suffer and the Company may never achieve profitability.

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

Other risks the Company may encounter in conducting international business activities generally could include the following:

  •
  economic and political instability;
  •
  unexpected changes in foreign regulatory requirements and laws;
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

The Company's product, including applications supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, the Company has in the past discovered software errors in some of the versions of its product after their introduction to the marketplace. Errors in new products or versions could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from the Company's other development efforts, or the loss of credibility with current or future customers. This could result in a loss of revenue or delay in market acceptance of the Company's product, which could have a material adverse effect on its business, financial condition, and results of operations.

In addition, the Company has warranted to some of its customers, resellers, and OEMs that its software is free of viruses. If a virus infects a customer's computer software, the customer could assert claims against the Company that could be costly and could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company's license agreements with its customers typically contain provisions designed to limit its exposure to potential product liability and some contract claims.

The Company's license agreements also typically limit its customer's entire remedy to either a refund of the price paid or modification of the Company's product to satisfy the warranty. However, not all of these agreements contain these types of provisions, and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. The Company also does not have executed license agreements with all of its customers. A product liability, warranty, or other claim brought against the Company could have a material adverse effect on the Company's business, financial condition, and results of operations. Performance interruptions at the Company's customer's system, most of which currently do not have back-up systems, could negatively affect demand for Apropos' products or give rise to claims against the Company.

The third party software the Company sells with its product may also contain errors or defects. Typically, the Company's license agreements transfer any warranty from the original manufacturer of third party software to its customers to the extent permitted, but in some cases the Company provides warranties regarding third party software. Product liability, warranty, or other claims brought against the Company with respect to such warranties could have a material adverse affect on its business, financial condition, and results of operations.

The Company depends on Microsoft Corporation technologies and other third party software on which its product relies.

The Company's software currently runs only on Microsoft Windows NT and Windows 2000 servers. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on the Company's ability to market its current product. Although the Company believes that Microsoft technologies will continue to be widely used by businesses, the Company cannot assure prospective and existing investors that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not currently support. In addition, the Company's products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

If the Company's customers do not perceive its product or services to be effective or of high quality, its brand and name recognition would suffer.

The Company believes that establishing and maintaining brand and name recognition is critical for attracting and expanding its targeted customer base. The Company also believes that the importance of reputation and name recognition will increase as competition in its market increases. Promotion and enhancement of the Company's name will depend on the effectiveness of its marketing and advertising efforts and on its success in continuing to provide high-quality products and services, neither of which can be assured. If the Company's customers do not perceive its product or services to be effective or of high-quality, the Company's brand and name recognition would suffer which would have a material adverse effect on its business.

The growth of the Company's business may be impeded without increased use of the Internet.

The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services available over the Internet is still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, pricing controls, and inhibiting cross-border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by the Company's customers and their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for the Company's product and limit the growth of its revenue.

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

In the past, following periods of market volatility in the price of a company's securities, security holders have instituted class action litigation. Many companies in the Company's industry have been subject to this type of litigation. The Company has become involved in this type of litigation and may get involved again in the future, and regardless of the outcome, it could incur substantial legal costs and management's attention could be diverted, causing the Company's business to suffer. See "Item 3. Legal Proceedings" for a description of claims received by the Company relating to shareholder class action litigation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. The Company had invested balances, which includes short-term investments and other investments with original maturities of less than ninety days classified as cash equivalents, of $53.9 million at December 31, 2001. The Company's short-term investments consist primarily of readily marketable debt securities. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2001, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates will reduce interest income.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

Shareholders and Board of Directors
Apropos Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apropos Technology, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apropos Technology, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Chicago, Illinois
January 31, 2002,
except for Note 13,
as to which the date is
February 26, 2002
and for Note 3,
as to which the date is
March 6, 2002

Apropos Technology, Inc.
Consolidated Balance Sheets

	December 31
in thousands, except share and per share amounts	2001	2000

Assets
Current assets:
Cash and cash equivalents	$17,548	$9,821
Short-term investments	36,349	53,910
Accounts receivable, less allowances for doubtful accounts of $677 at December 31, 2001 and $462 at December 31, 2000	4,449	10,976
Inventory	269	412
Prepaid expenses and other current assets	703	1,480

Total current assets	59,318	76,599
Equipment, net	3,370	4,299
Notes receivable from officers	722	—
Other assets	314	405

Total assets	$63,724	$81,303

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$659	$1,816
Accrued expenses	1,757	1,453
Accrued compensation and related accruals	753	1,504
Advance payments from customers	383	762
Deferred revenues	2,610	2,422
Current portion of long-term obligations	—	73

Total current liabilities	6,162	8,030
Commitments and contingencies	—	—
Shareholders' equity:
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,626,072 shares issued and outstanding at December 31, 2001; 16,342,593 issued and outstanding at December 31, 2000	166	163
Additional paid-in capital	100,901	99,866
Accumulated deficit	(43,505)	(26,756)

Total shareholders' equity	57,562	73,273

Total liabilities and shareholders' equity	$63,724	$81,303

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Operations

	Year Ended December 31
in thousands, except per share amounts	2001	2000	1999

Revenue:
Software licenses	$10,226	$19,359	$10,300
Services and other	11,539	11,692	7,866

Total revenue	21,765	31,051	18,166
Cost of goods and services:
Cost of software	490	681	296
Cost of services and other	6,616	7,494	5,611

Total cost of goods and services	7,106	8,175	5,907

Gross margin	14,659	22,876	12,259
Operating expenses:
Sales and marketing	16,569	15,672	9,704
Research and development	8,076	7,160	4,441
General and administrative	7,458	9,002	5,035
Stock compensation charge	668	998	229
Restructuring and other charges	1,298	—	—

Total operating expenses	34,069	32,832	19,409

Loss from operations	(19,410)	(9,956)	(7,150)
Other income (expense):
Interest income	2,691	3,629	42
Interest expense	(3)	(1,815)	(1,414)
Other, net	(27)	—	13

Total other income (expense)	2,661	1,814	(1,359)

Net loss	$(16,749)	$(8,142)	$(8,509)

Basic and diluted net loss per share	$(1.02)	$(0.57)	$(2.85)
Weighted-average number of shares outstanding	16,483	14,360	2,983

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Shareholders' Equity (Deficit)

	Common Shares		Additional paid-in capital	Accumulated deficit	Shareholders' equity (deficit)
in thousands, except share and per share amounts	Shares	Amount

Balance at December 31, 1998	2,948,124	$26	$69	$(10,105)	$(10,010)
Issuance of Common Shares:
Exercise of options	107,759	27	—	—	11
Stock compensation charge	—	—	229	—	229
Issuance of warrants for financing costs	—	—	2,634	—	2,634
Net loss	—	—	—	(8,509)	(8,509)

Balance at December 31, 1999	3,055,883	53	2,932	(18,614)	(15,629)
Issuance of Common Shares:
Initial public offering, net of related expenses	3,977,500	40	79,236	—	79,276
Exercise of options	2,252,099	23	420	—	443
Employee stock purchase plan	40,948	—	248	—	248
Exercise of warrant	24,068	—	—	—	—
Conversions into Common Shares:
Convertible Preferred Shares	6,992,095	70	16,009	—	16,079
Stock compensation charge	—	—	998	—	998
Conversion of no-par shares to $0.01 par shares	—	(23)	23	—	—
Net loss	—	—	—	(8,142)	(8,142)

Balance at December 31, 2000	16,342,593	163	99,866	(26,756)	73,273
Issuance of Common Shares:
Exercise of options	162,964	2	121		123
Employee stock purchase plan	120,515	1	246		247
Stock compensation charge			668		668
Net loss				(16,749)	(16,749)

Balance at December 31, 2001	16,626,072	$166	$100,901	$(43,505)	$57,562

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
in thousands	2001	2000	1999

Cash flows used in operating activities
Net loss	$(16,749)	$(8,142)	$(8,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	1,550	1,084
Depreciation and amortization	1,502	1,055	640
Stock compensation charge	668	998	229
Provision for doubtful accounts	491	286	311
Gain on sale of equipment	—	—	(13)
Non-cash portion of restructuring and other charges	419	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,036	(2,318)	(5,435)
Inventory	143	(48)	(81)
Prepaid and other current assets	720	(1,109)	(140)
Notes receivable from officers	(722)	—	—
Other assets	91	259	(537)
Accounts payable	(1,157)	723	433
Accrued expenses	304	(356)	1,614
Accrued compensation and related accruals	(751)	212	594
Advance payments from customers	(379)	178	191
Deferred revenue	188	1,067	877

Net cash used in operating activities	(9,196)	(5,645)	(8,742)

Cash flows provided by (used in) investing activities
Maturities and sales of short-term investments	88,100	65,615	—
Purchases of short-term investments	(70,538)	(119,526)	—
Purchases of equipment	(936)	(3,738)	(999)

Net cash provided by (used in) investing activities	16,626	(57,649)	(999)

Cash flows provided by financing activities
(Payments on) borrowings from revolving line of credit	—	(3,216)	3,216
(Payment of) proceeds from bridge loan and detachable warrants	—	(5,000)	5,000
(Payment of) proceeds from subordinated convertible promissory notes and detachable warrants	—	(1,500)	1,500
(Payment of) proceeds from long-term debt	—	(500)	500
Payments on capital lease obligations	(73)	(103)	(205)
Net proceeds from initial public offering of Common Shares	—	79,276	—
Proceeds from exercise of options	123	443	27
Proceeds from employee stock purchase plan	247	248	—

Net cash provided by financing activities	297	69,648	10,038

Net increase in cash and cash equivalents	7,727	6,354	297
Cash and cash equivalents, beginning of year	9,821	3,467	3,170

Cash and cash equivalents, end of year	$17,548	$9,821	$3,467

Supplemental disclosures of cash flow information:
Cash paid for interest	$3	$410	$185
Borrowings under capital lease obligations	$—	$—	$225
Non-cash deferred financing costs	$—	$—	$2,634

See notes to consolidated financial statements.

Apropos Technology, Inc.
Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS

Apropos Technology, Inc. (the Company) is engaged in one business segment, developing, marketing, and supporting a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communication channels, including E-mail, Fax, Web, and Voice. The Company's solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions.

Principal operations of the Company commenced during 1995. During 1997, the Company established a wholly-owned subsidiary in the United Kingdom, Apropos Technology, Limited. The purpose of this entity is to market and distribute the Company's product throughout Europe. Other entities have been established in Germany and Australia also to market the Company's product.

2.    SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

In order to prepare the Company's financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Financial Instruments and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, short-term investments, accounts receivable, and accounts payable, which have fair values that approximate their respective carrying amounts. The Company invests its excess cash primarily in readily marketable debt securities. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

The Company had no customers during 2001 or 1999 that represented more than 10.0% of its total revenues. The Company had one customer during 2000 that represented 11.5% of its total revenues.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available-for-sale." The amortized cost of all securities approximates the fair value of the securities at December 31, 2001 and 2000. The Company's short-term investment portfolio, including instruments with original maturities less than 90 days, consists primarily of highest grade commercial paper, government agency bonds and money market accounts.

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

Revenue Recognition

The Company generates software revenues from licensing the right to use its software products and also generates service revenues from implementation and installation services, ongoing maintenance (post-contract technical support and product upgrades), training services, and professional services performed for resellers and customers. The Company provides a warranty for 90 days on all software licenses which runs concurrent with the customer maintenance agreement. The Company's policy is to not allow returns of software licenses. The Company issues product upgrades on a when and if available basis.

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

Revenue from ongoing customer maintenance is recognized ratably over the post-contract support term, which is typically twelve months. Revenue from training services and professional services are recognized when the services are completed. Revenue from implementation and installation services is recognized using the percentage of completion method. The Company calculates percentage of completion based on the estimated total number of hours of service required to complete specific tasks in an implementation project and the specific tasks completed. Implementation and installation services are typically completed within 120 days. Amounts received prior to revenue recognition and for prepaid customer support and enhancement services are classified as deferred revenue.

The Company provides a master copy of its software license to its OEMs. Generally, the Company recognizes revenue from an OEM upon notification from the OEM that delivery of the software license to an end customer has occurred. In cases where minimum guaranteed payment terms are in excess of twelve months, the Company recognizes revenue from the arrangements as the payments become due.

Advertising

Advertising costs are generally expensed as incurred. Advertising expenses were approximately $265,000, $445,000, and $181,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

Research and Development

Research and development expenditures are generally charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through December 31, 2001, all software development costs have been expensed.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. As permitted by SFAS No. 123, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method as described in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, under which no compensation costs related to stock options issued to employees and directors are recognized as long as the exercise price of each option at the measurement date is equal to the fair market value of the underlying Common Shares. In instances where the exercise price of each option at the measurement date is below the fair market value of the underlying Common Shares, compensation expense is recognized over the vesting period of the option.

Foreign Currency Translation

Substantially all of the sales of the Company's foreign subsidiaries are made in U.S. dollars. Because the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other that the U.S. dollar (principally cash and liabilities) are reported in U.S. dollars using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is based upon the net loss and upon the weighted-average number of Common Shares outstanding during the period. Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options and warrants, only in the periods presented in which such effect would have been dilutive. The weighted-average number of shares from outstanding options and warrants to purchase Common Shares using the treasury stock method for 2001, 2000, and 1999 were 644,526, 1,960,142 and 2,589,733, respectively. The weighted-average number of Common Shares from redeemable Convertible Preferred Shares using the if-converted method for 1999 were 6,992,095 shares. The conversion of the Convertible Preferred Shares is included in the basic net loss per common share for 2000 as such shares were converted to Common Shares concurrent with the Company's initial public offering of Common Shares (IPO) during February 2000. Diluted net loss per share is not presented separately as the effect of the common share equivalents is anti-dilutive for each of the years presented. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

Recently Issued Accounting Standards

In November 2001, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force issued Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," stating these costs should be characterized as revenue in the income statement. The Company is required to adopt this change beginning in calendar 2002 and will reclassify prior periods in the comparative financial statements. The Company has historically treated these reimbursable costs, principally incurred in the Company's professional services organization, as rebillable invoices to the respective customers and not included in the statements of operations. The Company has estimated these out-of-pocket reimbursable expenses for 2001, 2000 and 1999 were $644,000, $544,000 and $534,000, respectively.

3.    NOTES RECEIVABLE FROM RELATED PARTIES

During the second quarter of 2001, the Company made loans to selected executives who were subject to personal alternative minimum tax liabilities resulting from the exercise of incentive stock options. On March 6, 2002, the loan agreements were amended to delay the commencement of the loan repayments, including any accrued interest, by one year. Under the amended loan agreement, the loans are to be repaid in eight equal quarterly installments beginning April 1, 2003. At December 31, 2001, the total loan and related accrued interest balances of $722,000 have been classified as Notes receivable from officers, a non-current asset, based on the amended loan agreement. Interest is calculated at fifty (50) basis points above the 60 to 89 day commercial paper rate at the beginning of each quarter as quoted in The Wall Street Journal and is due with each principal repayment.

These loans were initially collateralized by Common Shares owned by the executive equal to 150% of the loan value and subject to additional collateral consideration. The loan amendment on March 6, 2002 also delayed the consideration of additional collateral one year to April 1, 2003. The loans are only with recourse beyond the collateral with respect to the greater of 5% of the loan or the amount of certain income tax benefits the executive receives in connection with such executive's alternative minimum tax liability, unless the executive's employment is terminated by the Company for "cause" or by the executive without "good reason", in which case the loan is fully recourse. At December 31, 2001 and March 6, 2002, the market value of the collateral was in excess of the respective notes receivable.

4.    EQUIPMENT

Equipment consisted of the following:

	December 31
in thousands	2001	2000

Computer equipment	$2,813	$2,517
Software	1,794	1,806
Furniture and fixtures	1,424	1,460
Office equipment	445	425
Leasehold improvements	178	183

	6,654	6,391
Less: Accumulated depreciation and amortization	(3,284)	(2,092)

Equipment, net	$3,370	$4,299

5.    WARRANTS AND DEBT INSTRUMENTS

During 1999, the Company amended its 1998 credit agreement (the "Revolving Agreement") with a bank that provided for a secured revolving line of credit facility with interest at the prime rate plus 1.0%. Borrowings under the Revolving Agreement were repaid in full during February 2000, with net proceeds received by the Company from its IPO. Pursuant to the amendment, the Company issued detachable warrants to the bank, expiring in May 2006, allowing the bank to purchase 30,625 Common Shares at an exercise price of $3.97 per share. These warrants were not exercised as of December 31, 2001. These warrants were valued at $32,000 and recorded as deferred financing costs. The charge to interest expense was $8,000 and $24,000 during 2000 and 1999, respectively.

During 1999, the Company issued subordinated convertible promissory notes with a stated interest rate of 10.0%, together with warrants, to certain preferred shareholders. The notes were repaid in full during February 2000, with net proceeds received by the Company from its IPO. The warrants allow the noteholders to purchase an aggregate of 75,649 Common Shares at an exercise price of $3.97 per share and expire in June 2009. These warrants were not exercised as of December 31, 2001. These warrants were valued at $77,000 and recorded as a debt discount, increasing the effective interest rate on the subordinated convertible promissory notes to 15.0%. The charge to interest expense was $27,000 and $50,000 during 2000 and 1999, respectively.

During 1999, a secured bridge loan was made to the Company by Access Technology Partners, L.P., a fund of investors that is managed by an entity associated with J.P. Morgan Chase & Co., formerly Hambrecht & Quist LLC, one of the managing underwriters of the Company's IPO, and ARCH Venture Fund III, L.P., a common shareholder in the Company. The secured bridge loan with a stated interest rate of 9.25% was repaid in full during February 2000, with net proceeds received by the Company from its IPO. The Company granted to Access Technology Partners, L.P. and ARCH Venture Fund III, L.P. warrants to purchase 236,250 and 26,250 Common Shares at an exercise price of $5.34 per share, respectively. These warrants expire in November 2006. Access Technology Partners, L.P. has not exercised any of these warrants as of December 31, 2001. ARCH Venture Fund III, L.P. exercised warrants to purchase 24,068 Common Shares during August 2000, forfeiting warrants to purchase 2,182 Common Shares in lieu of cash payment of the exercise price. These warrants were valued at $2,525,000 and recorded as a debt discount, increasing the effective interest rate on the bridge loan to 121.0%. The charge to interest was $1,515,000 and $1,010,000 during 2000 and 1999, respectively.

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

The Company had $73,000 in capital lease obligations for various computer equipment and furniture and fixtures classified as current portion of long-term obligations at December 31, 2000. These obligations were repaid during 2001.

The Company has a letter of credit arrangement with a bank that is secured by all assets of the Company. At December 31, 2001 and 2000, outstanding letters of credit were $885,000 and $284,000, respectively.

6.    INCOME TAXES

The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34.0% is due to net operating losses not being benefited. Accordingly, there is no provision for income taxes for the years ended December 31, 2001, 2000, and 1999.

At December 31, 2001, the Company had domestic net operating loss carryforwards aggregating approximately $36,600,000, expiring in years 2011 through 2021. Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of the net operating loss carryforwards may be subject to annual limitations. At December 31, 2001, the Company had foreign net operating loss carryforwards aggregating approximately $6,000,000 which have no carryforward limits. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the asset. The valuation allowance increased $6,657,000, $4,261,000 and $3,991,000 during the years ended December 31, 2001, 2000, and 1999, respectively. The Company has not paid any income taxes for the years indicated.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
in thousands	2000	1999

Deferred tax assets:
Net operating loss carryforwards	$16,082	$10,131
Research and development tax credit carryforwards	1,111	700
Other	266	(29)

	17,459	10,802
Less: Valuation allowance	(17,459)	(10,802)

Net deferred income tax asset	$—	$—

7.    SHAREHOLDERS' EQUITY

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

Immediately prior to the Company's IPO on February 17, 2000, the then issued and outstanding convertible preferred shares were converted to Common Shares as follows:

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

With the Company's Board of Directors recommendation, the shareholders approved, at the Annual Shareholders meeting held in May 2001, an increase in the number of common shares reserved for further issuance under the 2000 Omnibus Incentive Plan by 2,400,000 shares.

At December 31, 2001, the Company had reserved Common Shares for future issuance as follows:

Stock option plan	4,435,379
Stock purchase plan	838,537
Warrants	342,524

Total	5,616,440

8.    STOCK PLANS

Stock Option Plan

The Company's 2000 Omnibus Incentive Plan (the Plan) provides for the issuance of incentive stock options and nonqualified stock options to eligible directors and employees of the Company. The options typically have a term of ten years and generally vest ratably over a period of up to four years with initial vesting occurring on the first anniversary from the grant date and monthly thereafter. The Plan also provides for the issuance of stock appreciation rights, performance stock, performance units, restricted stock, and other stock and cash awards.

Had compensation expense for all of the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net loss per share for the following periods would have been impacted as followings:

	Year ended December 31
in thousands, except per share amounts	2001	2000	1999

Net loss, as reported	$16,749	$8,142	$8,509
Net loss, pro forma	$17,020	$9,839	$8,723
Basic and diluted net loss per share, as reported	$1.02	$0.57	$2.85
Basic and diluted net loss per share, pro forma	$1.03	$0.69	$2.92

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at the grant date using the Black-Scholes method for stock options issued after February 17, 2000, the date of the Company's IPO, or the minimum value option pricing model for stock options issued before February 17, 2000 with the following assumptions:

Weighted Average Assumptions	2001	After February 17, 2000	Before February 17, 2000

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	6.1%	5.0%
Volatility factor	88.0%	136.0%	0.0%
Expected holding period (in years)	4.0	4.0	4.0

Information related to the Plan is as follows:

	Year ended December 31
	2001		2000		1999

	Options	Weighted-average exercise price	Options	Weighted-average exercise price	Options	Weighted-average exercise price

Options outstanding, beginning of period	2,156,572	$6.03	3,352,305	$0.46	2,912,382	$0.20
Options granted	1,123,088	2.67	1,208,909	10.92	684,600	1.53
Options exercised	(162,964)	0.71	(2,252,099)	0.20	(107,759)	0.26
Options canceled	(1,244,954)	8.91	(152,543)	2.74	(136,918)	0.89

Options outstanding, end of period	1,871,742	$2.56	2,156,572	$6.03	3,352,305	$0.46

Option price range at end of period	$0.10 - $22.00		$0.10 - $23.52		$0.10 - $5.94
Weighted-average fair value of options granted during the period	$2.67		$9.16		$5.88
Options available for grant at period end	2,563,637		42,683		17,870
Exercisable at December 31, 2001	803,171	$2.41

The outstanding options at December 31, 2001, have a weighted-average remaining contractual life of 8.4 years.

Options outstanding				Options exercisable
Range of exercise prices	Number of options	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Exercisable options as of 12/31/01	Weighted-average exercise price

$0.10	18,957	4.7	$0.10	18,957	$0.10
$0.21	158,986	4.6	$0.21	157,387	$0.21
$0.40	140,029	6.6	$0.40	112,735	$0.40
$0.63-0.91	197,508	6.4	$0.77	133,490	$0.77
$0.95-1.37	209,599	8.4	$1.31	68,740	$1.37
$1.60-2.31	678,250	9.9	$2.06	168,013	$2.12
$2.50-3.50	145,500	9.4	$2.85	22,500	$3.30
$3.88-5.69	87,750	9.2	$4.24	1,178	$5.63
$5.94-8.81	180,688	8.7	$6.89	85,259	$6.77
$9.00-22.00	54,475	8.4	$15.57	34,912	$18.37

	1,871,742			803,171

Utilizing the intrinsic value method of APB Opinion No. 25, the Company recognized $668,000, $998,000, and $229,000 of stock compensation expense during the years ended December 31, 2001, 2000, and 1999, respectively. The stock compensation charge primarily represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase to shareholders' equity. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge. Based on the outstanding options at December 31, 2001, the Company will record a stock compensation charge of $429,000, $328,000, and $31,000 in 2002, 2003, and 2004, respectively.

On May 29, 2001, the Company commenced a voluntary tender offer to provide eligible employees in the United States and the United Kingdom the opportunity to exchange outstanding options for the promise to grant new options in six months and one day after cancellation of such options. At the close of the tender offer period, 73 of the 252 eligible employees tendered options to purchase 639,000 Common Shares, which were then cancelled on June 26, 2001. For those employees tendering options, the Company issued in exchange a promise to grant new options to purchase the same number of Common Shares on December 28, 2001 at the then fair market value. On December 28, 2001, the Company granted options to purchase 442,750 Common Shares to active employees who tendered options. The exercise price of the new options was $2.12, which was the closing price of the Company's Common Shares on December 27, 2001.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees are given the opportunity to purchase the Company's Common Shares at 85% of the closing price of the Company's Common Stock on the Nasdaq National Market on either the first or last day of the offering period, whichever is lower. The offering periods begin on January 1 and July 1 of each year and conclude on June 30 and December 31, respectively. A total of 161,463 shares, of which 120,515 and 40,948 were issued during 2001 and 2000 respectively, out of an authorized 1,000,000 shares have been issued through December 31, 2001 under this plan.

9.    RESTRUCTURING AND OTHER CHARGES

In the third quarter of 2001, the Company recorded a restructuring and other charge of $1,298,000 as it took steps to decrease its operating expense structure in order to offset lower revenues over the short-term. The review of operating expenses focused on staff reductions, lower facility commitments, streamlined marketing programs and non-productive assets. The restructuring component of the charge was $879,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce. The other component of the charge of $419,000 relates to assets written off that were no longer considered strategic or no longer provide future benefit to the Company. All the costs associated with the restructuring charge were disbursed by December 31, 2001.

10.    LEASE COMMITMENTS

At December 31, 2001, the Company was obligated for future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year, as follows:

in thousands	Operating leases

2002	$1,705
2003	1,681
2004	1,681
2005	1,399
2006	524

$6,990

Rent expense for operating leases was approximately $1,790,000, $1,211,000, and $879,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

At December 31, 2001, the Company has no capital lease obligations.

11.    401(k) PROFIT-SHARING PLAN

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

12.    GEOGRAPHIC INFORMATION

Revenues derived from customers outside of North America accounted for 21.6%, 22.7%, and 20.8% of the Company's total revenues in 2001, 2000, and 1999, respectively.

The Company attributes its revenues to countries based on the country in which the customer is located. The Company's long-lived assets located outside the United States are not considered material.

13.    LITIGATION AND CONTINGENCIES

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint seeks a permanent injunction and unspecified damages. The Court held a hearing in February 2001 to construe key terms in the claims of Rockwell's patents. In January 2002, the Court issued its "Findings of Fact and Conclusions of Law After Trial" in which it construed the key terms of the claims. Based upon the continuing review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position.

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company's initial public offering. These litigations are allegedly brought on behalf of purchasers of the Company's stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company's initial public offering in February 2000. These litigations seek unspecified damages. The Company has reviewed these litigations and, although legal proceedings can not be predicted with certainty, believes the allegations are without merit. The Company intends to vigorously defend the litigations.

The Company has been named as a nominal defendant in a shareholder derivative action filed on February 26, 2002 against certain of its present and former directors and officers. The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The Complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering ("IPO"). This lawsuit, alleges, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. The suit seeks rescission of the plaintiff's alleged purchases of the Company's stock as well as unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. Although legal proceedings can not be predicted with certainty, the Company believes that the claims against the Company are without merit, and intends to defend the litigation vigorously.

The Company is a party in various other disputes and litigation that have arisen in the course of the Company's business. In the opinion of management, based upon consultation with legal counsel, although legal proceedings can not be predicted with certainty, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company's financial position or results of operations.

14.    QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company's fiscal quarters in 2001 and 2000. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements. In management's opinion, the quarterly operating results include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. Basic and diluted loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while basic and diluted loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' basic and diluted loss per share may not equal the full-year basic and diluted loss per share. In addition, due to rounding of each quarters' operating results, the full-year operating results disclosed in the consolidated statements of operations may not equal the sum of each quarters' operating results shown below.

in thousands, except per share amounts	2001				2000

	Quarter ended				Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Total revenues	$6,134	$5,614	$4,828	$5,189	$5,842	$7,010	$8,235	$9,964
Gross profit	4,123	3,542	3,219	3,774	3,846	4,935	6,271	7,825
Net loss	(4,499)	(4,796)	(4,497)	(2,958)	(4,329)	(1,973)	(888)	(954)
Basic and diluted loss per share	$(0.27)	$(0.29)	$(0.27)	$(0.18)	$(0.46)	$(0.13)	$(0.06)	$(0.06)
Weighted-average number of shares outstanding	16,380	16,441	16,541	16,568	9,370	15,749	16,136	16,290

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 405 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section in the 2002 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

Directors of the Company.

The information in response to this item is incorporated by reference from the "Proposal No. 1—Election of Directors" section of the 2002 Proxy Statement.

Executive Officers of the Company.

The information in response to this item is set forth in "Item. 1 Business."

ITEM 11.    EXECUTIVE COMPENSATION.

The information in response to this item is incorporated by reference from the sections of the 2002 Proxy Statement captioned "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Stock Price Performance Graph."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information in response to this item is incorporated by reference from the section of the 2002 Proxy Statement captioned "Securities Beneficially Owned by Principal Shareholders and Management."

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in response to this item is incorporated by reference from the section of the 2002 Proxy Statement entitled "Transactions with Related Parties."

Part IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.    Exhibits and Financial Statement Schedules.

  1.
  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

  •
  Independent Auditors' Report;
  •
  Consolidated Balance Sheets as of December 31, 2001 and 2000;
  •
  Consolidated Statements of Operations for the years ended December 31, 2001, 2000, and 1999;
  •
  Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2001, 2000, and 1999;
  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999; and
  •
  Notes to the Consolidated Financial Statements.

  2.
  The following financial statement schedule is filed as an exhibit to this Report:

  •
  Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

  3.
  The following exhibits are filed as part of this Report:

Exhibit No.		Description of Exhibit

3.1	*	Amended and Restated Articles of Incorporation.
3.2	*	Amended and Restated Bylaws.
4.1	*	Specimen Common Share Certificate of the Registrant.
10.1	*	Employment Agreement dated January 1, 2000, between the Registrant and Kevin G. Kerns.
10.2	**	Amendment No. 1 to Employment Agreement dated December 1, 2000, between the Registrant and Kevin G. Kerns.
10.3	*	Employment Agreement dated January 19, 2000, between the Registrant and Jody P. Wacker.
10.4	*	2000 Omnibus Incentive Plan.
10.5	#	Amendment No. 1 to the 2000 Omnibus Incentive Plan, as Amended and Restated.
10.6	*	Employee Stock Purchase Plan of 2000.
10.7	*	Form of Indemnity Agreement.
10.8	*	Registration Rights Agreement dated March 19, 1996, between the Registrant and Kevin G. Kerns, Michael J. Profita, Patrick K. Brady, Catherine R. Brady, Keith L. Crandell, Ian Larkin, Maurice A. Cox, Jr., and George B. Koch, as amended.
10.9	*	Amended and Restated Registration Rights Agreement dated November 5, 1999, by and among Silicon Valley Bank, Access Technology Partners, L.P., ARCH Venture Fund III, L.P., and the Registrant.
10.10	***	Executive Stock Pledge, Security and retention Agreement dated April 18, 2001, between the Registrant and Kevin G. Kerns.
10.11	***	Promissory Note made by Kevin G. Kerns in favor of the Registrant dated April 18, 2001.
10.12	#	Amended Promissory Note made by Kevin G. Kerns in favor of the Registrant effective March 6, 2002.
10.13	***	Executive Stock Pledge, Security and retention Agreement dated May 9, 2001, between the Registrant and Brian Derr.
10.14	***	Promissory Note made by Brian Derr in favor of the Registrant dated May 9, 2001.
10.15	#	Amended Promissory Note made by Brian Derr in favor of the Registrant effective March 6, 2002.
21	#	Subsidiaries of the Registrant.
23	#	Consent of Ernst & Young LLP.

*  Previously filed with the Commission as an exhibit to the Company's Registration Statement on Form S-1, as amended (File No. 333-90873), and incorporated herein by reference.

**  Previously filed with the Commission as an exhibit to the Company's Report on Form 10-K on March 29, 2001, and incorporated herein by reference.

***  Previously filed with the Commission as an exhibit to the Company's Report on Form 10-Q on August 13, 2001, and incorporated herein by reference.

#  Filed herewith.

B.    Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

C.    Exhibits.

See A.3. of this Item 14.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

Apropos Technology, Inc.
/s/ FRANCIS J. LEONARD Francis J. Leonard Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

Names and Signatures	Titles

/s/ KEVIN G. KERNS Kevin G. Kerns	Director, Chief Executive Officer and President (Principal Executive Officer)
/s/ FRANCIS J. LEONARD Francis J. Leonard	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)
Patrick K. Brady	Director
/s/ KEITH L. CRANDELL Keith L. Crandell	Director
/s/ JAIME W. ELLERTSON Jaime W. Ellertson	Director
/s/ GEORGE B. KOCH George B. Koch	Director

Schedule II—Valuation and Qualifying Accounts
Apropos Technology, Inc.

Description	Balance at beginning of period	Additions charged to costs and expenses	Charged to other accounts—describe	Deductions—describe	Balance at end of period—describe

Year ended December 31, 1999
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$151,000	311,000	—	—	$462,000

Year ended December 31, 2000
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$462,000	286,000	—	*286,000	$462,000

Year ended December 31, 2001
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$462,000	491,000	—	*276,000	$677,000

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