Form 10-Q
period 2002-03-31
APROPOS TECHNOLOGY INC
filed 2002-05-14
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of May 2, 2002, was 16,694,174.

APROPOS TECHNOLOGY, INC.

Part I.     Financial Information.

Item 1.    Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	March 31 2002	December 31 2001
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$17,613	$17,548
Short-term investments	33,633	36,349
Accounts receivable, less allowances for doubtful accounts of $349 at March 31, 2002 and $677 at December 31, 2001	4,373	4,449
Inventory	283	269
Prepaid expenses and other current assets	761	703
Total current assets	56,663	59,318

Equipment, net	2,961	3,370
Notes receivable from officers	727	722
Other assets	389	314
Total assets	$60,740	$63,724

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$618	$659
Accrued expenses	1,801	1,757
Accrued compensation and related accruals	839	753
Advance payments from customers	448	383
Deferred revenues	3,092	2,610
Total current liabilities	6,798	6,162

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding		—
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,686,310 shares issued and outstanding at March 31, 2002; 16,626,072 shares issued and outstanding at December 31, 2001	167	166
Additional paid-in capital	101,041	100,901
Accumulated deficit	(47,266)	(43,505)
Total shareholders’ equity	53,942	57,562

Total liabilities and shareholders’ equity	$60,740	$63,724

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Quarter ended March 31
	2002	2001
Revenue
Software licenses	$2,255	$3,026
Services and other	2,905	3,291
Total revenue	5,160	6,317

Cost of goods and services
Cost of software	61	121
Cost of services and other	1,361	2,073
Total cost of goods and services	1,422	2,194

Gross margin	3,738	4,123

Operating expenses
Sales and marketing	3,488	5,258
Research and development	1,991	2,094
General and administrative	2,164	1,984
Stock compensation charge	107	189
Total operating expenses	7,750	9,525

Loss from operations	(4,012)	(5,402)

Other income (expense)
Interest income	267	904
Other, net	(16)	—
Total other income (expense)	251	904

Net loss	$(3,761)	$(4,498)

Basic and diluted net loss per share	$(0.23)	$(0.27)

Weighted-average number of shares outstanding	16,658	16,381

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Quarter ended March 31
	2002	2001
Cash flows from operating activities
Net loss	$(3,761)	$(4,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	371	323
Provision for doubtful accounts	41	109
Stock compensation charge	107	189
Changes in operating assets and liabilities:
Accounts receivable	35	1,390
Inventory	(14)	2
Prepaid expenses and other current assets	(58)	249
Notes receivable from officers	(4)	—
Other assets	(76)	194
Accounts payable	35	(1,114)
Accrued expenses	44	474
Accrued compensation and related accruals	86	(579)
Advanced payments from customers	66	17
Deferred revenue	482	619
Net cash used in operating activities	(2,646)	(2,625)

Cash flows used in investing activities
Maturities and sales of short-term investments	20,825	17,800
Purchases of short-term investments	(18,109)	(17,655)
Purchases of equipment	(39)	(392)
Net cash provided by (used in) investing activities	2,677	(247)

Cash flows provided by financing activities
Principal payments of capital lease obligations	—	(31)
Proceeds from exercise of options	34	44
Net cash provided by financing activities	34	13

Net change in cash and cash equivalents	65	(2,859)
Cash and cash equivalents, beginning of period	17,548	9,821
Cash and cash equivalents, end of period	$17,613	$6,962

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

The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2001, included with its Annual Report on Form 10-K filed with the SEC on March 29, 2002.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.

In November 2001, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force issued Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” stating these costs should be characterized as revenue in the income statement. The Company is required to adopt this change beginning in calendar 2002 and will reclassify prior periods in the comparative financial statements.  The Company has historically treated these reimbursable costs, principally incurred in the Company’s professional services organization, as rebillable invoices to the respective customer and not included in the statements of operations.  The Company has recharacterized as revenue and costs of goods and services these out-of-pocket reimbursable expenses for the three months ended March 31, 2002 and 2001, $89,000 and $183,000, respectively.

2.       Notes receivable from related parties

During the second quarter of 2001, the Company made loans to selected executives who were subject to personal alternative minimum tax liabilities resulting from the exercise of incentive stock options. On March 6, 2002, the loan agreements were amended to delay the commencement of the loan repayments, including any accrued interest, by one year.  Under the amended loan agreement, the loans are to be repaid in eight equal quarterly installments beginning April 1, 2003. At March 31, 2002 and December 31, 2001, the total loan and related accrued interest balances of $727,000 and $722,000, respectively, have been classified as Notes receivable from officers, a non-current asset, based on the amended loan agreement.  Interest is calculated at fifty (50) basis points above the 60 to 89 day commercial paper rate at the beginning of each quarter as quoted in The Wall Street Journal and is due with each principal repayment.

These loans were initially collateralized by Common Shares owned by the executive equal to 150% of the loan value and subject to additional collateral consideration.  The loan amendment on March 6, 2002 also delayed the consideration of additional collateral one year to April 1, 2003.  The loans are only with recourse beyond the collateral with respect to the greater of 5% of the loan or the amount of certain income tax benefits the executive receives in connection with such executive’s alternative minimum tax liability, unless the executive’s employment is terminated by the Company for “cause” or by the executive without “good reason”, in which case the loan is fully recourse. At March 31, 2002, the market value of the collateral was in excess of the respective notes receivable.

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

Options to purchase 2,146,463 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of March 31, 2002, and options to purchase 2,106,332 Common Shares with exercise prices of  $0.10 to $23.52 per share were outstanding as of March 31, 2001.

4.       Geographic Information

Revenues derived from customers outside of North America accounted for 30.5% and 17.0% of the Company’s total revenues in the quarter ended March 31, 2002 and 2001, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company’s long-lived assets located outside the United States are not considered material.

5.       Litigation and contingencies

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company’s product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies.  In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell’s previous correspondence.  The complaint seeks a permanent injunction and unspecified damages. The Court held a hearing in February 2001 to construe key terms in the claims of Rockwell’s patents.  In January 2002, the Court issued its “Findings of Fact and Conclusions of Law After Trial” in which it construed the key terms of the claims. Based upon the continuing review by its patent counsel of the claims being asserted by Rockwell, the Company believes that it likely has meritorious defenses to such claims and it intends to vigorously defend its position.

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company’s initial public offering.  These litigations are allegedly brought on behalf of purchasers of the Company’s stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000. These litigations seek unspecified damages.  In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

The Company has been named as a nominal defendant in a shareholder derivative action filed on February 26, 2002 against certain of its present and former directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The Complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company’s initial public offering (“IPO”).  This lawsuit, alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s stock in the aftermarket as conditions of receiving shares in the Company’s IPO.  The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages.  The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes that the claims against the Company are without merit, and intends to defend the litigation vigorously.

The Company is a party in various other disputes and litigation that have arisen in the course of the Company’s business. In the opinion of management, based upon consultation with legal counsel, although legal proceedings can not be predicted with certainty, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company’s financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 1.6% and 0.6% of the Company’s total revenue for the first quarter of 2002 and 2001, respectively, and is included in revenue from services and other. The Company also derives revenue from reimbursable costs that are invoiced to the customer.  Revenue from reimbursable costs constituted 1.7% and 2.9% of the Company’s total revenue for the first quarter of 2002 and 2001, respectively, and is included in revenue from services and other.

The Company markets its solution to its clients primarily through its direct sales force, value–added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 20.8% and 21.5% of the Company’s total revenue for the first quarter of 2002 and 2001, respectively. While the Company experienced a decline in the percentage of revenues from sales to resellers and OEMs, management expects that revenue derived from sales to resellers and OEMs will increase as a percentage of total revenue in the future as the Company expands and focuses on its international sales efforts and distribution channels.

Although the Company enters into general sales contracts with its clients and resellers, none of its clients or resellers is obligated to purchase its product or its services pursuant to these contracts. The Company relies on its clients and resellers to submit purchase orders for its product and services. All of the Company’s sales contracts contain provisions regarding the following:

•                       product features and pricing;

•                       order dates, rescheduling, and cancellations;

•                       warranties and repair procedures; and

•                       marketing and/or sales support and training obligations.

Typically, these contracts provide that the exclusive remedy for breach of the Company’s specified warranty is either a refund of the price paid or modification of the product to satisfy the warranty.

The Company has generally experienced a product sales cycle of six to nine months. The Company considers the life of the sales cycle to begin on the first face–to–face meeting with the prospective client and end when product is shipped. The length of the sales cycle for client orders depends on a number of factors including:

•                       a client’s awareness of the capabilities of the type of solutions Apropos sells and the amount of client education required;

•                       concerns that the Company’s client may have about its limited operating history and track record and the Company’s size compared to many of its larger competitors;

•                       a client’s budgetary constraints;

•                       the timing of a client’s budget cycles;

•                       concerns of the Company’s client about the introduction of new products by the Company or its competitors that would render its current product noncompetitive or obsolete; and

•                       downturns in general economic conditions, including reductions in demand for contact center services.

The Company’s OEM contracts contain additional provisions regarding product technical specifications, labeling instructions, and other instructions regarding customization and rebranding. The Company’s OEM contracts contain volume discounts.

Sales to clients outside the United States accounted for 30.5% and 17.0% of the Company’s total revenue during the first quarter of 2002 and 2001, respectively.  The Company experienced an increase in the revenues derived from international customers as it expanded its international sales efforts and distribution channels.

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

•                       payments for third party software used with the Company’s product.

The Company recognizes costs of software, maintenance, support and training services, and hardware as they are incurred. Costs of implementation services are recognized using the percentage of completion method described above.

Operating expenses.  The Company generally recognizes its operating expenses as they are incurred. Sales and marketing expenses consist primarily of compensation, commission, and travel expenses along with other marketing expenses, including trade shows, public relations, telemarketing campaigns, and other promotional expenses. Research and development expenses consist primarily of compensation expenses for personnel and, to a lesser extent, independent contractors who adapt the Company’s product for specific countries. General and administrative expenses consist primarily of compensation for administrative, financial, and information technology personnel and a number of non–allocable costs, including professional fees, legal fees, accounting fees, and bad debts.

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

Other income and expenses.  Other income and expense relates primarily to interest earned and foreign currency remeasurement. Interest income is generated by the investment of cash raised in rounds of equity financing, most notably the IPO in February 2000.

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

Quarter ended March 31

	2002	2001
Revenue
Software licenses	43.7%	47.9%
Services and other	56.3	52.1
Total revenue	100.0	100.0

Costs of goods and services
Cost of software	1.2	1.9
Cost of services and other	26.4	32.8
Total costs of goods and services	27.6	34.7

Gross margin	72.4	65.3

Operating expenses
Sales and marketing	67.6	83.2
Research and development	38.6	33.1
General and administrative	41.9	31.5
Stock compensation charge	2.1	3.0
Total operating expenses	150.2	150.8

Operating loss	(77.8)	(85.5)

Other income (expense)	4.9	14.3

Net Loss	(72.9)%	(71.2)%

Quarter Ended March 31, 2002, Compared to Quarter Ended March 31, 2001

Revenue. Revenue decreased by 18.3% to $5.2 million in the quarter ended March 31, 2002, from $6.3 million in the quarter ended March 31, 2001.

Revenue from software licenses decreased 25.5% to $2.3 million in the quarter ended March 31, 2002, from $3.0 million in the quarter ended March 31, 2001.  The Company attributes this decrease in software revenue to continued weakness in the economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, decreased 11.7% to $2.9 million in the quarter ended March 31, 2002, from $3.3 million in the quarter ended March 31, 2001.  An increase in customer support revenue to $1.8 in the first quarter of 2002 from $1.5 million in the first quarter of 2001 as a result of the Company’s expanding customer base was more than offset by lower professional services revenue due to fewer customers purchasing new systems.  Rebillable costs were $89,000 and $183,000 for the three months ended March 31, 2002 and 2001, respectively.

Gross margin. Gross margins improved to 72.4% of total revenue in the quarter ended March 31, 2002, from 63.5% of total revenue in the quarter ended March 31, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization. The current quarter and the adjusted prior year quarter also includes the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Gross margins from software licenses remained relatively flat, representing 97.3% of software revenue in the quarter ended March 31, 2002, and 96.0% of software revenue in the quarter ended March 31, 2001. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 53.1% of services and other revenue in the quarter ended March 31, 2002, and 37.0% of services and other revenue in the quarter ended March 31, 2001.  This improvement is due primarily to higher staff utilization in professional services.  The current quarter and the adjusted prior year quarter also includes the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Operating expenses. Operating expenses decreased 18.6% to $7.8 million in the quarter ended March 31, 2002, from $9.5 million in the quarter ended March 31, 2001.  This decrease primarily reflects lower staffing levels in the first quarter 2002 compared to the first quarter 2001. Total headcount decreased by 24.6% to 141 employees at March 31, 2002, from 187 employees at March 31, 2001. As a percentage of total revenue, operating expenses were 150.2% in the first quarter ended March 31, 2002, and 150.8% in the first quarter ended March 31, 2001.

Sales and marketing expenses decreased 33.7% to $3.5 million in the first quarter ended March 31, 2002, from $5.3 million in the first quarter ended March 31, 2001.  The decrease in sales and marketing expenses resulted primarily from reductions in personnel, streamlined marketing programs and lower commission expense.

Research and development expenses decreased 4.9% to $2.0 million in the first quarter ended March 31, 2002, from $2.1 million in the first quarter ended March 31, 2001.  The decrease in research and development expenses related primarily from reductions in personnel, offset to a lesser extent by an increased use of outside consultants.

General and administrative expenses increased 9.1% to $2.2 million in the first quarter ended March 31, 2002, from $2.0 million in the first quarter ended March 31, 2001.  The increases in general and administrative expenses were primarily due to higher recruiting costs related to key senior management positions and higher insurance costs.

Stock compensation charge decreased 43.4% to $107,000 in the first quarter ended March 31, 2002, from $189,000 in the first quarter ended March 31, 2001. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Other income and expense. Interest income was $267,000 in the first quarter ended March 31, 2002, and $904,000 in the first quarter ended March 31, 2001. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and the impact of the nine rate reductions initiated by the Federal Reserve Board since January 1, 2001.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of March 31, 2002, the Company had approximately $40.1 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $5.8 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Net loss per share decreased 14.8% to $0.23 in the first quarter ended March 31, 2002, from $0.27 in the first quarter ended March 31, 2001. The decrease in the loss per share is the result of a smaller net loss of $3.8 million for the three months ended March 31, 2002 compared to $4.5 million net loss for the three months ended March 31, 2001.  The number of shares used to compute net loss per share increased 1.7% to 16.6 million in the first quarter ended March 31, 2002, from 16.4 million in the first quarter ended March 31, 2001.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $2.6 million in each of the first quarters of March 31, 2002 and 2001, respectively.  The operating cash outflows for these periods resulted from net losses experienced in each of the periods.  The cash used in operations was offset in both periods by non-cash charges for amortization of stock-based compensation and depreciation as well as reductions in net accounts receivable and higher amounts of unearned revenue.

The Company’s investing activities resulted in net cash inflows of $2.7 million in the first quarter of 2002.  This inflow was primarily the result of a decision by management starting in the third quarter of 2001 to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  The inflow for the first quarter of 2002 was offset by $39,000 of capital expenditures.  Investing activities for the first quarter of 2001 resulted in net outflows of $0.2 million.  This outflow primarily consisted of $0.4 million for capital expenditures to support the Company’s infrastructure development offset by $0.2 million of net proceeds from short–term investments.

Financing activities generated a net $34,000 in cash in the first quarter ended March 31, 2002, resulting from proceeds received from stock option exercises.  Financing activities generated a net $13.0 million in cash in the first quarter ended March 31, 2001, resulting from proceeds received from stock option exercises, offset by payments on capital leases.

The Company’s capital requirements depend on numerous factors. The Company expects to devote additional resources to continue research and development efforts, expand sales channels, increase marketing programs, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the net proceeds from the sale of the Common Shares in the Company’s IPO will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short–term investments of $33.6 million at March 31, 2002. The Company’s short–term investments consist primarily of highest grade commercial paper and government agency bonds. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short–term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2001, would cause the fair value of these short–term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

Foreign Currency Risk

The Company develops products in the United States and sells these products in North America, Europe, South America, Asia, Africa, and Australia. As a result, its financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As sales are generally made in U.S. dollars or British pound sterling, a strengthening of the dollar or pound could make the Company’s products less competitive in foreign markets. Given the level of income the Company currently derives from its foreign operations, the Company considers this exposure to be minimal. The Company believes a 10.0% change in exchange rates would not have a significant impact on its future earnings.

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 5 to the Company’s unaudited condensed consolidated financial statements in Item 1 — Part I, of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   The following exhibits are included herein:

Exhibit 3.2              Amended and Restated Bylaws

Exhibit 10.1                                    Amendment to Executive Stock Pledge, Security and Retention Agreement dated March 25, 2002, between Kevin G. Kerns and the Registrant

Exhibit 10.2                                    Amendment to Executive Stock Pledge, Security and Retention Agreement dated March 25, 2002, between Brian Derr and the Registrant

(b)   The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2002.

Apropos Technology, Inc.

/s/ FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)