Form 10-Q
period 2002-06-30
APROPOS TECHNOLOGY INC
filed 2002-08-14
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of August 1, 2002, was 16,747,713.

APROPOS TECHNOLOGY, INC.

Part I.     Financial Information.

Item 1.    Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30 2002	December 31 2001
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$14,504	$17,548
Short-term investments	32,879	36,349
Accounts receivable, less allowances for doubtful accounts of $256 at June 30, 2002 and $677 at December 31, 2001	3,886	4,449
Inventory	242	269
Prepaid expenses and other current assets	1,033	703
Total current assets	52,544	59,318

Equipment, net	2,767	3,370
Notes receivable from officers, less current portion	615	722
Other assets	390	314
Total assets	$56,316	$63,724

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$558	$659
Accrued expenses	1,450	1,757
Accrued compensation and related accruals	815	753
Advance payments from customers	439	383
Deferred revenues	2,750	2,610
Total current liabilities	6,012	6,162

Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares Issued and outstanding	—	—
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,747,713 shares issued and outstanding at June 30, 2002; 16,626,072 shares issued and outstanding at December 31, 2001	167	166
Additional paid-in capital	101,249	100,901
Accumulated deficit	(51,112)	(43,505)
Total shareholders’ equity	50,304	57,562

Total liabilities and shareholders’ equity	$56,316	$63,724

See notes to condensed consolidated financial statements

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Revenue
Software licenses	$2,297	$2,676	$4,553	$5,702
Services and other	3,212	3,191	6,116	6,482
Total revenue	5,509	5,867	10,669	12,184

Cost of goods and services
Cost of software	168	158	229	279
Cost of services and other	1,526	2,167	2,887	4,240
Total cost of goods and services	1,694	2,325	3,116	4,519

Gross margin	3,815	3,542	7,553	7,665

Operating expenses
Sales and marketing	3,920	4,883	7,409	10,141
Research and development	2,033	2,112	4,024	4,206
General and administrative	1,845	1,914	4,008	3,898
Stock compensation charge	107	189	214	378
Total operating expenses	7,905	9,098	15,655	18,623

Loss from operations	(4,090)	(5,556)	(8,102)	(10,958)

Other income (expense)
Interest income	244	760	512	1,664
Other, net	—	—	(17)	—
Total other income (expense)	244	760	495	1,664

Net loss	$(3,846)	$(4,796)	$(7,607)	$(9,294)

Basic and diluted net loss per share	$(0.23)	$(0.29)	$(0.46)	$(0.57)

Weighted-average number of shares outstanding	16,694	16,441	16,676	16,411

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Six months ended June 30
	2002	2001
Cash flows from operating activities
Net loss	$(7,607)	$(9,294)
Adjustments to reconcile net loss to net cash used in
Operating activities :
Depreciation and amortization	730	709
Provision for doubtful accounts	86	278
Stock compensation charge	214	378
Changes in operating assets and liabilities :
Accounts receivable	477	3,640
Inventory	27	36
Prepaid expenses and other current assets	(214)	568
Notes receivable from officers	(9)	—
Other assets	(76)	(395)
Accounts payable	(25)	(1,367)
Accrued expenses	(307)	598
Accrued compensation and related accruals	62	(540)
Advanced payments from customers	56	(350)
Deferred revenue	140	867
Net cash used in operating activities	(6,446)	(4,872)

Cash flows used in investing activities
Maturities and sales of short-term investments	36,282	41,200
Purchases of short-term investments	(32,812)	(40,530)
Purchases of equipment	(202)	(709)
Net cash used in investing activities	3,268	(39)

Cash flows provided by financing activities
Principal payments of capital lease obligations	—	(55)
Proceeds from exercise of options	45	65
Proceeds from employee stock purchase plan	89	159
Net cash provided by financing activities	134	169

Net change in cash and cash equivalents	(3,044)	(4,742)
Cash and cash equivalents, beginning of period	17,548	9,821
Cash and cash equivalents, end of period	$14,504	$5,079

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

In November 2001, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force issued Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” stating these costs should be characterized as revenue in the income statement. The Company was required to adopt this change beginning in calendar 2002 and has reclassified prior periods in the comparative financial statements.  The Company has historically treated these reimbursable costs, principally incurred in the Company’s professional services organization, as rebillable invoices to the respective customer and not included in the statements of operations.  The Company has recharacterized as revenue and costs of goods and services these out-of-pocket reimbursable expenses for the three and six months ended June 30, 2002 and 2001, $118,000 and $253,000, respectively.  For the six months ended June 30, 2002 and 2001, these out-of-pocket reimbursable expenses were $207,000 and  $436,000, respectively.

2.              Notes Receivable From Related Parties

During the second quarter of 2001, the Company made loans to selected executives who were subject to personal alternative minimum tax liabilities resulting from the exercise of incentive stock options. On March 6, 2002, the loan agreements were amended to delay the commencement of the loan repayments, including any accrued interest, by one year.  Under the amended loan agreement, the loans are to be repaid in eight equal quarterly installments beginning April 1, 2003. At June 30, 2002, the total loan and related accrued interest balances of $731,000, less the current portion of $116,000, which has been classified as Prepaid and other current assets, have been classified as Notes receivable from officers, a non-current asset. At December 31, 2001, the total loan and related accrued interest balances of $722,000 have been classified as Notes receivable from officers, a non-current asset.  Interest is calculated at fifty (50) basis points above the 60 to 89 day commercial paper rate at the beginning of each quarter as quoted in The Wall Street Journal and is due with each principal repayment.

These loans were initially collateralized by Common Shares owned by the executive equal to 150% of the loan value and subject to additional collateral consideration.  The loan amendment on March 6, 2002 also delayed the consideration of additional collateral one year to April 1, 2003.  The loans are only with recourse beyond the collateral with respect to the greater of 5% of the loan or the amount of certain income tax benefits the executive receives in connection with such executive’s alternative minimum tax liability, unless the executive’s employment is terminated by the Company for “cause” or by the executive without “good reason”, in which case the loan is fully recourse. At June 30, 2002, the market value of the collateral was in excess of the respective notes receivable.

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

Options to purchase 2,331,407 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of June 30, 2002, and options to purchase 1,336,334 Common Shares with exercise prices of  $0.10 to $23.52 per share were outstanding as of June 30, 2001.

4.              Geographic Information

Revenues derived from customers outside of North America accounted for 32.0% and 21.4% of the Company’s total revenues in the three months ended June 30, 2002 and 2001, respectively, and 31.3% and 19.1% of the Company’s total revenues in the six months ended June 30, 2002 and 2001, respectively.

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

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company’s initial public offering.  These litigations are allegedly brought on behalf of purchasers of the Company’s stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000. These litigations seek unspecified damages.  In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints.  The Company has moved to dismiss that complaint in its entirety on various legal grounds, and its motion is currently pending.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

The Company has been named as a nominal defendant in a shareholder derivative action filed on February 26, 2002 against certain of its present and former directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The Complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company.   No response to the lawsuit will be due from the defendants until the plaintiff files an amended complaint, which has not yet occurred.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company’s initial public offering (“IPO”).  This lawsuit, alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s stock in the aftermarket as conditions of receiving shares in the Company’s IPO.  The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages.  The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management.  On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.  This motion is currently pending.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes that the claims against the Company are without merit, and intends to defend the litigation vigorously.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 0.6% and 0.8% of the Company’s total revenue for the three months ended June 30, 2002 and 2001, respectively, and 1.1% and 0.7% of the Company’s total revenue for the six months ended June 30, 2002 and 2001, respectively, and is included in revenue from services and other.  The Company also derives revenue from reimbursable costs that are invoiced to the customer.  Revenue from reimbursable costs constituted 2.1% and 4.3% of the Company’s total revenue for the three months ended June 30, 2002 and 2001, respectively, and 1.9% and 3.6% of the Company’s total revenue for the six months ended June 30, 2002 and 2001, respectively, and is included in revenue from services and other.

The Company markets its solution to its clients primarily through its direct sales force, value–added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 21.7% and 19.3% of the Company’s total revenue for the three months ended June 30, 2002 and 2001, respectively, and 21.3% and 20.4% of the Company’s total revenue for the six months ended June 30, 2002 and 2001, respectively.

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

Sales to clients outside the North America accounted for 32.0% and 21.4% of the Company’s total revenue during the three months ended June 30, 2002 and 2001, respectively and 31.3% and 19.1% of the Company’s total revenue during the six months ended June 30, 2002 and 2001, respectively.

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

Stock compensation charge.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre–IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non–cash expense results in a corresponding increase to shareholders’ equity.  Subsequent to the IPO, the exercise price of all options granted has been equal to the fair market value of the underlying Common Shares on the date of grant, resulting in no compensation charge.

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

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Revenue
Software licenses	41.7%	45.6%	42.7%	46.8%
Services and other	58.3%	54.4%	57.3%	53.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	3.0%	2.7%	2.1%	2.3%
Cost of services and other	27.7%	36.9%	27.1%	34.8%
Total costs of goods and services	30.7%	39.6%	29.2%	37.1%

Gross margin	69.3%	60.4%	70.8%	62.9%

Operating expenses
Sales and marketing	71.2%	83.2%	69.4%	83.2%
Research and development	36.9%	36.0%	37.7%	34.5%
General and administrative	33.5%	32.6%	37.6%	32.0%
Stock compensation charge	1.9%	3.3%	2.0%	3.1%
Total operating expenses	143.5%	155.1%	146.7%	152.8%

Operating loss	-74.2%	—94.7%	75.9%	-89.9%

Other income (expense)	4.4%	13.0%	4.6%	13.7%

Net Loss	-69.8%	-81.7%	-71.3%	-76.3%

Three Months Ended June 30, 2002, Compared to Three Months Ended June 30, 2001

Revenue. Revenue decreased by 6.1% to $5.5 million in the three months ended June 30, 2002, from $5.9 million in the three months ended June 30, 2001.

Revenue from software licenses decreased 14.2% to $2.3 million in the three months ended June 30, 2002, from $2.7 million in the three months ended June 30, 2000.  The Company attributes these decreases in revenue to weakness in the economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, increased 0.7% to $3.2 million in the quarter ended June 30, 2002, from $3.2 million in the quarter ended June 30, 2001.  An increase in customer support revenue to $1.8 million in the second quarter of 2002 from $1.6 million in the second quarter of 2001 as a result of the Company’s expanding customer base was offset by lower professional services revenue due to fewer customers purchasing new systems.  Rebillable costs were $118,000 and $253,000 for the three months ended June 30, 2002 and 2001, respectively.

Gross margin. Gross margins increased to 69.3% of total revenue in the three months ended June 30, 2002, from 60.4% of total revenue in the three months ended June 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization. The current quarter and the prior year quarter also includes the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Gross margins from software licenses decreased to 92.7% of software revenue in the three months ended June 30, 2002, from 94.1% of software revenue in the three months ended June 30, 2001.  Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 52.5% of services and other revenue in the three months ended June 30, 2002, from 32.1% of services and other revenue in the three months ended June 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization. The current quarter and the prior year quarter also includes the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Operating expenses. Operating expenses decreased 13.1% to $7.9 million in the three months ended June 30, 2002, from $9.1 million in the three months ended June 30, 2001.  This decrease primarily reflects lower staffing levels in the second quarter 2002 compared to the second quarter 2001. Total headcount decreased by 21.1% to 150 employees at June 30, 2002, from 190 employees at June 30, 2001.  As a percentage of total revenue, operating expenses were 143.5% in the three months ended June 30, 2002 and 155.1% in the three months ended June 30, 2001.

Sales and marketing expenses decreased 19.7% to $3.9 million in the three months ended June 30, 2002, from $4.9 million in the three months ended June 30, 2001.  The decrease in sales and marketing expenses resulted primarily from reductions in personnel, streamlined marketing programs and lower commission expense.

Research and development expenses decreased 3.7% to $2.0 million in the three months ended June 30, 2002, from $2.1 million in the three months ended June 30, 2001. The decrease in research and development expenses resulted primarily from reductions in personnel, offset to a lesser extent by an increased use of outside consultants.

General and administrative expenses decreased 3.6% to $1.8 million in the three months ended June 30, 2002, from $1.9 million in the three months ended June 30, 2001.  This decrease was primarily the result of lower legal expenses and a lower provision for doubtful accounts offset to a lesser extent by higher insurance costs.

Stock compensation charge decreased 43.4% to $107,000 in the three months ended June 30, 2002, from $189,000 in the three months ended June 30, 2001. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Other income and expense. Interest income was $244,000 in the three months ended June 30, 2002, and $760,000 in the three months ended June 30, 2001.  The decrease in interest income is a result of lower cash, cash equivalent, and short-term investment balances combined with a decline in interest rates.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of June 30, 2002, the Company had approximately $44.2 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $6.7 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share decreased 20.6% to $0.23 in the three months ended June 30, 2002, from $0.29 in the three months ended June 30, 2001.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 1.5% to 16.7 million in the three months ended June 30,

2002, from 16.4 million in the three months ended June 30, 2001.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans.

Six Months Ended June 30, 2002, Compared to Six Months Ended June 30, 2001

Revenue. Revenue decreased by 12.4% to $10.7 million in the six months ended June 30, 2002, from $12.2 million in the six months ended June 30, 2001.

Revenue from software licenses decreased 20.2% to $4.6 million in the six months ended June 30, 2002, from $5.7 million in the six months ended June 30, 2001.  The Company attributes these decreases in revenue to weakness in the economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, decreased 5.6% to $6.1 million in the six months ended June 30, 2002, from $6.5 million in the six months ended June 30, 2001.  A decrease in professional services revenue due to fewer customers purchasing new systems was offset to a lesser extent by an increase in customer support revenue to $3.7 in the six months ended June 30, 2002 from $3.1 million in the six months ended June 30, 2001 as a result of the Company’s expanding customer base.  Rebillable costs were $207,000 and $436,000 for the six months ended June 30, 2002 and 2001, respectively.

Gross margin. Gross margins increased to 70.8% of total revenue in the six months ended June 30, 2002, from 62.9% of total revenue in the six months ended June 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization. The six months ended June 30, 2002 and 2001, also include the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Gross margins from software licenses decreased to 95.0% of software revenue in the six months ended June 30, 2002, from 95.1% of software revenue in the six months ended June 30, 2001.  Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 52.8% of services and other revenue in the six months ended June 30, 2002, from 34.6% of services and other revenue in the six months ended June 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization. The six months ended June 30, 2002 and 2001, also include the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Operating expenses. Operating expenses decreased 15.9% to $15.7 million in the six months ended June 30, 2002, from $18.6 million in the six months ended June 30, 2001. This decrease primarily reflects lower staffing levels in the first six months of 2002 compared to the first six months of 2001. Total headcount decreased by 21.1% to 150 employees at June 30, 2002, from 190 employees at June 30, 2001.  As a percentage of total revenue, operating expenses were 146.7% in the six months ended June 30, 2002, and 152.8% in the six months ended June 30, 2001.

Sales and marketing expenses decreased 26.9% to $7.4 million in the six months ended June 30, 2002, from $10.1 million in the six months ended June 30, 2001. The decrease in sales and marketing expenses resulted primarily from reductions in personnel, streamlined marketing programs and lower commission expense and travel costs.

Research and development expenses decreased 4.3% to $4.0 million in the six months ended June 30, 2002, from $4.2 million in the six months ended June 30, 2001. The decrease in research and development expenses resulted primarily from reductions in personnel, offset to a lesser extent by an increased use of outside consultants.

General and administrative expenses increased 2.8% to $4.0 million in the six months ended June 30, 2002, from $3.9 million in the six months ended June 30, 2001. The increases in general and administrative expenses were primarily due to higher recruiting costs related to key senior management positions and higher insurance costs offset to a lesser extent by a lower provision for doubtful accounts.

Stock compensation charge decreased 43.4% to $214,000 in the six months ended June 30, 2002, from $378,000 in the six months ended June 30, 2001.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Other income and expense. Interest income was $512,000 in the six months ended June 30, 2002, and $1.7 million in the six months ended June 30, 2001. The decrease in interest income is a result of lower cash, cash equivalent, and short-term investment balances combined with a decline in interest rates.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of June 30, 2002, the Company had approximately $44.2 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $6.7 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share decreased 19.5% to $0.46 in the six months ended June 30, 2002, from $0.57 in the six months ended June 30, 2001.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 1.6% to 16.7 million in the six months ended June 30, 2002, from 16.4 million in the six months ended June 30, 2001. This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $6.4 million and $4.9 million in the six months ended June 30, 2002 and 2001, respectively.  The operating cash outflows for these periods resulted primarily from net losses.  Collection of receivable balances and an improvement in receivable management, as evidenced by a decrease in days outstanding for both periods, led to cash being provided of $477,000 and $3.6 million in the six months ended June 30, 2002 and 2001, respectively.  The cash used in operations was also offset in both periods by non-cash charges for amortization of stock-based compensation and depreciation as well as reductions in net accounts receivable and higher amounts of unearned revenue.

Investing activities in the six months ended June 30, 2002, consisted primarily of $3.5 million of net maturities and sales of short-term investments. This inflow was primarily the result of a decision by management starting in the third quarter of 2001 to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  This inflow was offset by $202,000 for capital expenditures to support the Company’s infrastructure and product development.  Net cash used in investing activities in six months ended June 30, 2001, consisted of $709,000 for capital expenditures to support the Company’s infrastructure development offset by $670,000 of net proceeds from short-term investments.

Financing activities generated a net $134,000 in cash in the six months ended June 30, 2002, resulting from proceeds received from the Company’s stock-based employee benefit plans.  Financing activities generated a net $169,000 in cash in six months ended June 30, 2001, primarily from the net proceeds received from the Company’s stock-based employee benefit plans, offset by payments on capital leases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had cash and short–term investments of $47.4 million at June 30, 2002. The Company’s short–term investments consist primarily of readily marketable debt securities. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short–term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at June 30, 2002, would cause the fair value of these short–term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 5 to the Company’s unaudited condensed consolidated financial statements in Item 1 – Part I, of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 6, 2002, the Company’s annual meeting of shareholders was held and the following matters were voted on:

1.                                       The following individuals were elected to the board of directors to serve until the 2005 annual meeting of stockholders and thereafter until their successors are duly elected and qualified:

Nominee	Votes for	Votes against	Votes abstained	Broker non-votes
David N. Campbell	13,662,776	2,432,329	0	0
Keith L. Crandell	13,669,082	2,426,023	0	0

2.                                       The following individual was elected to the board of directors to serve until the 2004 annual meeting of stockholders and thereafter until his successor is duly elected and qualified:

Nominee	Votes for	Votes against	Votes abstained	Broker non-votes
Kenneth D. Barwick	15,949,156	145,949	0	0

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

99.1                      Certification pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

(b)  The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14 2002.

Apropos Technology, Inc.

/s/ FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)