Form 10-Q
period 2002-09-30
APROPOS TECHNOLOGY INC
filed 2002-11-14
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   No  ☐

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of November 1, 2002, was 16,758,798.

APROPOS TECHNOLOGY, INC.

Part I.   Financial Information.

Item 1.  Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	September 30 2002	December 31 2001
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$18,090	$17,548
Short-term investments	26,713	36,349
Accounts receivable, less allowances for doubtful accounts of $446 at September 30, 2002 and $677 at December 31, 2001	3,292	4,449
Inventory	187	269
Prepaid expenses and other current assets	907	703
Total current assets	49,189	59,318

Equipment, net	2,475	3,370
Notes receivable from officers, less current portion	462	722
Other assets	311	314
Total assets	$52,437	$63,724

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$199	$659
Accrued expenses	2,169	1,757
Accrued compensation and related accruals	915	753
Advance payments from customers	417	383
Deferred revenues	2,719	2,610
Total current liabilities	6,419	6,162

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common Shares, $0.01 par value, 60,000,000 shares authorized, 16,747,713 shares issued and outstanding at September 30, 2002; 16,626,072 shares issued and outstanding at December 31, 2001	168	166
Additional paid-in capital	101,359	100,901
Accumulated deficit	(55,509)	(43,505)
Total shareholders’ equity	46,018	57,562

Total liabilities and shareholders’ equity	$52,437	$63,724

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Revenue
Software licenses	$2,085	$1,981	$6,638	$7,683
Services and other	3,138	2,947	9,255	9,429
Total revenue	5,223	4,928	15,893	17,112

Cost of goods and services
Cost of software	81	70	310	348
Cost of services and other	1,469	1,639	4,356	5,879
Total cost of goods and services	1,550	1,709	4,666	6,227

Gross margin	3,673	3,219	11,227	10,885

Operating expenses
Sales and marketing	3,443	3,241	10,852	13,382
Research and development	1,967	1,990	5,991	6,197
General and administrative	1,929	1,620	5,937	5,518
Stock compensation charge	107	123	322	501
Restructuring and other charges	869	1,298	869	1,298
Total operating expenses	8,315	8,272	23,971	26,896

Loss from operations	(4,642)	(5,053)	(12,744)	(16,011)

Other income (expense)
Interest income	236	586	748	2,250
Other, net	9	(30)	(7)	(30)
Total other income (expense)	245	556	741	2,220

Net loss	$(4,397)	$(4,497)	$(12,003)	$(13,791)

Basic and diluted net loss per share	$(0.26)	$(0.27)	$(0.72)	$(0.84)

Weighted-average number of shares outstanding	16,750	16,541	16,754	16,455

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Nine months ended September 30
	2002	2001
Cash flows from operating activities
Net loss	$(12,003)	$(13,791)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization	1,076	1,100
Provision for doubtful accounts	275	355
Stock compensation charge	322	501
Non-cash portion of restructuring and other charges	—	419
Changes in operating assets and liabilities:
Accounts receivable	882	5,755
Inventory	82	93
Prepaid expenses and other current assets	37	660
Notes receivable from officers	17	—
Other assets	3	(325)
Accounts payable	(383)	(1,258)
Accrued expenses	412	511
Accrued compensation and related accruals	162	(628)
Advanced payments from customers	34	(236)
Deferred revenue	109	589
Net cash used in operating activities	(8,975)	(6,255)

Cash flows provided by investing activities
Maturities and sales of short-term investments	42,447	66,300
Purchases of short-term investments	(32,812)	(54,799)
Purchases of equipment	(256)	(864)
Net cash provided by investing activities	9,379	10,637

Cash flows provided by financing activities
Principal payments of capital lease obligations	—	(73)
Proceeds from exercise of options	48	102
Proceeds from employee stock purchase plan	89	159
Net cash provided by financing activities	137	188

Net change in cash and cash equivalents	541	4,570
Cash and cash equivalents, beginning of period	17,548	9,821
Cash and cash equivalents, end of period	$18,089	$14,391

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

In November 2001, the Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force issued Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred,” stating these costs should be characterized as revenue in the income statement. The Company was required to adopt this change beginning in calendar 2002 and has reclassified prior periods in the comparative financial statements.  The Company has historically treated these reimbursable costs, principally incurred in the Company’s professional services organization, as rebillable invoices to the respective customer and not included in the statements of operations.  The Company has recharacterized as revenue and costs of goods and services these out-of-pocket reimbursable expenses for the three months ended September 30, 2002 and 2001, $88,000 and $100,000, respectively.  For the nine months ended September 30, 2002 and 2001, these out-of-pocket reimbursable expenses were $299,000 and  $536,000, respectively.

2.              Notes Receivable From Related Parties

During the second quarter of 2001, the Company made loans to selected executives who were subject to personal alternative minimum tax liabilities resulting from the exercise of incentive stock options. On March 6, 2002, the loan agreements were amended to delay the commencement of the loan repayments, including any accrued interest, by one year.  Under the amended loan agreement, the loans are to be repaid in eight equal quarterly installments beginning April 1, 2003. At September 30, 2002, the total loan and related accrued interest balances of $705,000, less the current portion of $243,000, which has been classified as Prepaid and other current assets, have been classified as Notes receivable from officers, a non-current asset. At December 31, 2001, the total loan and related accrued interest balances of $722,000 have been classified as Notes receivable from officers, a non-current asset.  Interest is calculated at fifty (50) basis points above the 60 to 89 day commercial paper rate at the beginning of each quarter as quoted in The Wall Street Journal and is due with each principal repayment.

These loans were initially collateralized by Common Shares owned by the executive equal to 150% of the loan value and subject to additional collateral consideration.  The loan amendment on March 6, 2002 also delayed the consideration of additional collateral one year to April 1, 2003.  The loans are only with recourse beyond the collateral with respect to the greater of 5% of the loan or the amount of certain income tax benefits the executive receives in connection with such executive’s alternative minimum tax liability, unless the executive’s employment is terminated by the Company for “cause” or by the executive without “good reason”, in which case the loan is fully recourse.  At September 30, 2002, the market value of the collateral was less than the respective notes receivable. In the opinion of management, no adjustment for the decline in market value below the respective value of the loans for current employees is necessary due to the additional collateral considerations required in the loan agreement.  It is also management’s belief that the current decline in the market value from the original collateral consideration is not deemed other than temporary.  One executive with an outstanding balance was involuntarily terminated at September 30, 2002 and the respective loan balance was adjusted to net realizable value.

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

Options to purchase 2,373,232 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of September 30, 2002, and options to purchase 1,343,161 Common Shares with exercise prices of  $0.10 to $23.52 per share were outstanding as of September 30, 2001.

4.              Restructuring and other charges

In the third quarter of 2002, the Company recorded a restructuring and other charges of $869,000.  This charge related to staff reductions of 18 persons, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs.  As of September 30, 2002, there was approximately $660,000 included in Accrued expenses for undisbursed payments related to the restructuring charge.  The Company estimates this will be disbursed over the next three quarters.

In the third quarter of 2001, the Company recorded a restructuring and other charge of $1,298,000 as it took steps to decrease its operating expense structure.  The review of operating expenses focused on staff reductions, lower facility commitments, streamlined marketing programs and non-productive assets.  The restructuring component of the charge was $879,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce.  The other component of the charge of $419,000 relates to assets written off that were no longer considered strategic or no longer provide future benefit to the Company.

5.              Geographic Information

Revenues derived from customers outside of North America accounted for 20.9% and 19.7% of the Company’s total revenues in the three months ended September 30, 2002 and 2001, respectively, and 28.0% and 19.3% of the Company’s total revenues in the nine months ended September 30, 2002 and 2001, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company’s long-lived assets located outside the United States are not considered material.

6.              Litigation and Contingencies

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

The Company has been named as a nominal defendant in a shareholder derivative action filed on February 26, 2002 against certain of its present and former directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The Complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company.  On August 27, 2002, the plaintiffs filed an Amended Complaint.  Because the allegations in this action are similar to those in the federal securities case described above, the parties have jointly moved the court for an order staying this derivative action pending the federal court’s decision of the Company’s motion to dismiss.  If the joint stay motion is allowed no further response to the lawsuit will be due from the defendants until the federal court decides the motion to dismiss.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company’s initial public offering (“IPO”).  This lawsuit, alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s stock in the aftermarket as conditions of receiving shares in the Company’s IPO.  The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages.  The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management.  On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.  This motion is currently pending.  On October 9, 2002, the Court approved a stipulation between the plaintiffs and all of the individual defendants providing for the dismissal of the individual defendants without prejudice.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes that the claims against the Company are without merit, and intends to defend the litigation vigorously.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as Voice cards, required to implement its solution. Revenue from the sale of hardware constituted 0.3% and 0.2% of the Company’s total revenue for the three months ended September 30, 2002 and 2001, respectively, and 0.9% and 0.6% of the Company’s total revenue for the nine months ended September 30, 2002 and 2001, respectively, and is included in revenue from services and other.  The Company also derives revenue from reimbursable costs that are invoiced to the customer.  Revenue from reimbursable costs constituted 1.7% and 2.0% of the Company’s total revenue for the three months ended September 30, 2002 and 2001, respectively, and 1.9% and 3.1% of the Company’s total revenue for the nine months ended September 30, 2002 and 2001, respectively, and is included in revenue from services and other.

The Company markets its solution to its clients primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 19.1% and 18.8% of the Company’s total revenue for the three months ended September 30, 2002 and 2001, respectively, and 20.6% and 20.0% of the Company’s total revenue for the nine months ended September 30, 2002 and 2001, respectively.

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

Sales to clients outside the North America accounted for 20.9% and 19.7% of the Company’s total revenue during the three months ended September 30, 2002 and 2001, respectively and 28.0% and 19.3% of the Company’s total revenue during the nine months ended September 30, 2002 and 2001, respectively.

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

Operating expenses.  The Company generally recognizes its operating expenses as they are incurred. Sales and marketing expenses consist primarily of compensation, commission, and travel expenses along with other marketing expenses, including trade shows, public relations, telemarketing campaigns, and other promotional expenses. Research and development expenses consist primarily of compensation expenses for personnel and, to a lesser extent, independent contractors who adapt the Company’s product for specific countries. General and administrative expenses consist primarily of compensation for administrative, financial, and information technology personnel and a number of non-allocable costs, including insurance premiums, professional fees, legal fees, accounting fees, and bad debts.

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

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Revenue
Software licenses	39.9%	40.2%	41.8%	44.9%
Services and other	60.1%	59.8%	58.2%	55.1%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	1.6%	1.4%	2.0%	2.0%
Cost of services and other	28.1%	33.3%	27.4%	34.4%
Total costs of goods and services	29.7%	34.7%	29.4%	36.4%

Gross margin	70.3%	65.3%	70.6%	63.6%

Operating expenses
Sales and marketing	65.9%	65.8%	68.3%	78.2%
Research and development	37.7%	40.4%	37.7%	36.2%
General and administrative	36.9%	32.9%	37.4%	32.2%
Stock compensation charge	2.1%	2.5%	1.9%	3.0%
Restructuring and other charge	16.6%	26.3%	5.5%	7.6%
Total operating expenses	159.2%	167.9%	150.8%	157.2%

Operating loss	-88.9%	-102.6%	-80.2%	-93.6%

Other income (expense)	4.7%	11.3%	4.7%	13.0%

Net Loss	-84.2%	-91.3%	-75.5%	-80.6%

Three Months Ended September 30, 2002, Compared to Three Months Ended September 30, 2001

Revenue. Revenue increased by 6.0% to $5.2 million in the three months ended September 30, 2002, from $5.0 million in the three months ended September 30, 2001.

Revenue from software licenses increased 5.2% to $2.1 million in the three months ended September 30, 2002, from $2.0 million in the three months ended September 30, 2001.  The Company attributes these increases in revenue to recurring customer purchases and upgrades to the newest products.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, increased 6.5% to $3.1 million in the quarter ended September 30, 2002, from $2.9 million in the quarter ended September 30, 2001.  An increase in customer support revenue to $2.0 million in the third quarter of 2002 from $1.6 million in the third quarter of 2001 as a result of the Company’s expanding customer base was offset by lower professional services revenue due to fewer customers purchasing new systems.  Rebillable costs were $88,000 and $100,000 for the three months ended September 30, 2002 and 2001, respectively.

Gross margin. Gross margins increased to 70.3% of total revenue in the three months ended September 30, 2002, from 65.3% of total revenue in the three months ended September 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization.

Gross margins from software licenses decreased to 96.1% of software revenue in the three months ended September 30, 2002, from 96.5% of software revenue in the three months ended September 30, 2001.  Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 53.2% of services and other revenue in the three months ended September 30, 2002, from 44.4% of services and other revenue in the three months ended September 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization. The current quarter and the prior year quarter also include the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Operating expenses. Operating expenses increased 0.5% to $8.32 million in the three months ended September 30, 2002, from $8.27 million in the three months ended September 30, 2001.  This increase primarily reflects increased higher insurance and benefits costs. Total operating headcount decreased by 9.7% to 130 employees at September 30, 2002, from 144 employees at September 30, 2001.  As a percentage of total revenue, operating expenses were 159.2% in the three months ended September 30, 2002 and 167.9% in the three months ended September 30, 2001.

Sales and marketing expenses increased 6.2% to $3.4 million in the three months ended September 30, 2002, from $3.2 million in the three months ended September 30, 2001.  The increase in sales and marketing expenses resulted primarily from higher personnel costs, marketing programs and meetings offset to a lesser extent by lower travel costs.

Research and development expenses decreased 1.2% to $1.97 million in the three months ended September 30, 2002, from $2.0 million in the three months ended September 30, 2001. The decrease in research and development expenses resulted primarily from a decreased use of outside consultants, offset to a lesser extent by higher benefit costs.

General and administrative expenses increased 19.1% to $1.9 million in the three months ended September 30, 2002, from $1.6 million in the three months ended September 30, 2001.  This increase was primarily the result of a higher provision for doubtful accounts, professional fees and insurance costs offset to a lesser extent by lower recruiting costs for senior positions.

Stock compensation charge decreased 13.0% to $107,000 in the three months ended September 30, 2002, from $123,000 in the three months ended September 30, 2001. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Restructuring and other charges decreased 33.1% to $869,000 in the three months ended September 30, 2002, from $1.3 million for the three months ended September 30, 2001. The charge in 2002 related to staff reductions, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs.  As of September 30, 2002, there was approximately $660,000 included in Accrued expenses for undisbursed payments related to the restructuring charge.  The Company estimates this will be disbursed over the next three quarters.  The charge in third quarter of 2001 of $1,298,000 was to decrease its operating expense structure. The restructuring component of the charge was $879,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce.  The other component of the charge of $419,000 relates to assets written off that were no longer considered strategic or no longer provided future benefit to the Company.

Other income and expense. Interest income was $236,000 in the three months ended September 30, 2002, and $586,000 in the three months ended September 30, 2001.  The decrease in interest income is a result of lower cash, cash equivalent, and short-term investment balances combined with a decline in interest rates.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of September 30, 2002, the Company had approximately $47.3 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $7.3 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share decreased 3.5% to $0.26 in the three months ended September 30, 2002, from $0.27 in the three months ended September 30, 2001.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 1.3% to 16.8 million in the three months ended September 30, 2002, from 16.5 million in the three months ended September 30, 2001.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans.

Nine months Ended September 30, 2002, Compared to Nine months Ended September 30, 2001

Revenue. Revenue decreased by 7.1% to $15.9 million in the nine months ended September 30, 2002, from $17.1 million in the nine months ended September 30, 2001.

Revenue from software licenses decreased 13.6% to $6.6 million in the nine months ended September 30, 2002, from $7.7 million in the nine months ended September 30, 2001.  The Company attributes these decreases in revenue to weakness in the economic environment, particularly in the high technology markets providing capital products and related services.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, decreased 1.8% to $9.3 million in the nine months ended September 30, 2002, from $9.4 million in the nine months ended September 30, 2001.  A decrease in professional services revenue due to fewer customers purchasing new systems was offset to a lesser extent by an increase in customer support revenue to $5.7 in the nine months ended September 30, 2002 from $4.7 million in the nine months ended September 30, 2001 as a result of the Company’s expanding customer base.  Rebillable costs were $299,000 and $536,000 for the nine months ended September 30, 2002 and 2001, respectively.

Gross margin. Gross margins increased to 70.6% of total revenue in the nine months ended September 30, 2002, from 63.6% of total revenue in the nine months ended September 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization.

Gross margins from software licenses decreased to 95.3% of software revenue in the nine months ended September 30, 2002, from 95.5% of software revenue in the nine months ended September 30, 2001.  Cost of software consists primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other increased to 52.9% of services and other revenue in the nine months ended September 30, 2002, from 37.6% of services and other revenue in the nine months ended September 30, 2001. This improvement is due primarily to higher staff utilization from a smaller professional services organization. The nine months ended September 30, 2002 and 2001, also include the costs associated with billable travel at no margin due to the pass through nature of these costs to the customer.

Operating expenses. Operating expenses decreased 10.9% to $24.0 million in the nine months ended September 30, 2002, from $26.9 million in the nine months ended September 30, 2001. This decrease primarily reflects lower staffing levels in the first nine months of 2002 compared to the first nine months of 2001. Total operating headcount decreased by 9.7% to 130 employees at September 30, 2002, from 144 employees at September 30, 2001.  As a percentage of total revenue, operating expenses were 150.8% in the nine months ended September 30, 2002, and 157.2% in the nine months ended September 30, 2001.

Sales and marketing expenses decreased 18.9% to $10.9 million in the nine months ended September 30, 2002, from $13.4 million in the nine months ended September 30, 2001. The decrease in sales and marketing expenses resulted primarily from reductions in personnel, streamlined marketing programs and lower commission expense and travel costs.

Research and development expenses decreased 3.3% to $6.0 million in the nine months ended September 30, 2002, from $6.2 million in the nine months ended September 30, 2001. The decrease in research and development expenses resulted primarily from reductions in personnel and travel costs, offset to a lesser extent by higher benefit costs.

General and administrative expenses increased 7.6% to $5.9 million in the nine months ended September 30, 2002, from $5.5 million in the nine months ended September 30, 2001. The increases in general and administrative expenses were primarily due to higher recruiting costs related to key senior management positions and higher insurance costs offset to a lesser extent by a lower provision for doubtful accounts and legal expenses.

Stock compensation charge decreased 35.7% to $322,000 in the nine months ended September 30, 2002, from $501,000 in the nine months ended September 30, 2001.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Restructuring and other charges decreased 33.1% to $869,000 in the three months ended September 30, 2002, from $1.3 million for the three months ended September 30, 2001. The charge in 2002 related to staff reductions, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs.  As of September 30, 2002, there was approximately $660,000 included in Accrued expenses for undisbursed payments related to the restructuring charge.  The Company estimates this will be disbursed over the next three quarters.  The charge in third quarter of 2001 of $1,298,000 was to decrease its operating expense structure. The restructuring component of the charge was $879,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce.  The other component of the charge of $419,000 relates to assets written off that were no longer considered strategic or no longer provided future benefit to the Company.

Other income and expense. Interest income was $748,000 in the nine months ended September 30, 2002, and $2.3 million in the nine months ended September 30, 2001. The decrease in interest income is a result of lower cash, cash equivalent, and short-term investment balances combined with a decline in interest rates.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of September 30, 2002, the Company had approximately $47.3 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $7.3 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Basic and diluted net loss per share decreased 14.5% to $0.72 in the nine months ended September 30, 2002, from $0.84 in the nine months ended September 30, 2001.  The weighted-average number of shares used to compute basic and diluted net loss per share increased 1.8% to 16.8 million in the nine months ended September 30, 2002, from 16.5 million in the nine months ended September 30, 2001. This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $9.0 million and $6.3 million in the nine months ended September 30, 2002 and 2001, respectively.  The operating cash outflows for these periods resulted primarily from net losses.  Collection of receivable balances and an improvement in receivable management, as evidenced by a decrease in days outstanding for both periods, led to cash being provided of $882,000 and $5,755,000 in the nine months ended September 30, 2002 and 2001, respectively.  The cash used in operations was also offset in both periods by non-cash charges for amortization of stock-based compensation and depreciation and higher amounts of unearned revenue.

Investing activities in the nine months ended September 30, 2002 and 2001, consisted primarily of $9.6 million and $11.5 of net maturities and sales of short-term investments. This inflow was primarily the result of a decision by management starting in the third quarter of 2001 to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  This inflow was offset by $256,000 for capital expenditures to support the Company’s infrastructure and product development.

Financing activities generated a net $137,000 in cash in the nine months ended September 30, 2002, resulting from proceeds received from the Company’s stock-based employee benefit plans.  Financing activities generated a net $188,000 million in cash in nine months ended September 30, 2001, primarily from the net proceeds received from the Company’s stock-based employee benefit plans, offset by payments on capital leases.

The Company believes that its capital requirements, in large part, depend on future results of operations and, ultimately, achievement of profitability. The Company expects to devote resources to research and development efforts, expand sales channels, enhance marketing programs, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the existing cash and short-term investment balances will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had cash and short-term investments of $44.8 million at September 30, 2002. The Company’s short-term investments consist primarily of readily marketable debt securities. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at September 30, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

Foreign Currency Risk

The Company develops products in the United States and sells these products in North America, Europe, Asia, Africa, and Australia. As a result, its financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As sales are generally made in U.S. dollars or British pound sterling, a strengthening of the dollar or pound could make the Company’s products less competitive in foreign markets. Given the level of income the Company currently derives from its foreign operations, the Company considers this exposure to be minimal. The Company believes a 10.0% change in exchange rates would not have a significant impact on its future earnings.

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.   There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

3.2                           Amended and Restated By-laws

99.1                      Certification pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

(b)  The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2002.

Apropos Technology, Inc.

/s/ FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President (Principal Financial Officer and Authorized Officer)

Certifications

I, Kevin G. Kerns, certify that:

1                  I have reviewed this quarterly report on Form 10-Q of Apropos Technology, Inc.;

2                  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/ KEVIN G. KERNS
Kevin G. Kerns, Chief Executive Officer and President

I, Francis J. Leonard, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Apropos Technology, Inc.;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

/s/FRANCIS J. LEONARD
Francis J. Leonard, Chief Financial Officer and Vice President