Form 10-K
period 2002-12-31
APROPOS TECHNOLOGY INC
filed 2003-03-31
CIK 1098803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 000-30654

APROPOS TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	36-3644751 (I.R.S. Employer Identification No.)

One Tower Lane, 12th Floor
Oakbrook Terrace, Illinois 60181
(Address of principal executive offices, including zip code)

(630) 472-9600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act:
Common Shares, par value $0.01 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No /x/

The aggregate market value of the registrant's voting shares held by non-affiliates of the registrant (based upon the per share closing sale price of $2.05 on June 28, 2002, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $27,000,000.

The number of shares outstanding of the registrant's Common Shares, par value $0.01 per share, as of March 14, 2003, was 16,683,424.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this report:
Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders
(the "2003 Proxy Statement") (Part III)

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

Part I

ITEM 1.    BUSINESS.

The Company

Apropos Technology, Inc. ("Apropos" or the "Company") develops, markets, and supports a leading real-time, multi-channel interaction management application platform for managing customer interactions across a variety of communications channels, including E-mail, Fax, Web, and Voice. Apropos' solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company's product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail, or Web Collaboration, and also provides access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

The Company's customer interaction management software enables customers to prioritize, route, and respond to customer interactions across multiple communications channels based on a single set of business rules. Apropos' customers can establish business rules to manage customer interactions based on their business value or service level. For example, customers can, on a real-time basis; (1) route specific types of customer interactions to an agent based on that agent's particular skills and (2) adjust the number of interactions and agents assigned to a queue to ensure maximum responsiveness to the customer. Customers can also monitor the status of each interaction and the performance of each contact center agent. Apropos' solution provides comprehensive real-time and historical reporting on each customer interaction and on the contact center resources necessary to manage those interactions.

The Company commenced operations in 1989. From inception to 1995, the Company generated modest revenues from consulting services while its primary operating activities consisted of research and development. In March 1995, the Company began shipping its first software product. The Company's customers utilize its solution for a variety of applications such as sales, customer service and support; help desk, and field service. The Company has a diverse customer base in excess of 300 customers located in over 20 countries.

The Company was incorporated in 1989 in Illinois. Its principal executive offices are located at One Tower Lane, 12th Floor, Oakbrook Terrace, Illinois 60181, and its telephone number at that address is (630) 472-9600. Apropos maintains a Web site at www.apropos.com. Information contained on the Company's Web site is not incorporated into this Annual Report.

The Company makes available free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's Internet website and the information contained therein are not incorporated into this Annual Report on Form 10-K.

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

Capabilities

The Company's product is designed to be interoperable with most communications systems and business applications and scaleable through its modular architecture. Apropos has a patented "universal queuing" capability, which allows voice, email and other communication media to be blended into a single queuing environment. Each interaction type may be prioritized uniquely based on the business value of each interaction.

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

Interoperability.    Apropos' solution is designed to operate within the existing infrastructure of an enterprise, including traditional Voice and VoIP systems, E-mail, and Web servers. The Company's solution is also interoperable with most customer business applications, thereby providing the necessary integration between the incoming interaction, business application, and historical customer data. As the trend of consolidation within industries continues, the Company believes that the ability of its solution to operate within a variety of different communications environments and applications provides a significant benefit to its customers as they integrate new businesses.

Modularity.    The modular design of Apropos' solution allows its customers to add functionality as their needs evolve. For example, customers may initially choose to implement the Company's solution for their traditional voice-based call center and then add other media types, such as E-mail and Web, as they further develop their business strategies. The Company believes the ability to easily add functionality is extremely important to its customers as they transition from traditional Voice-based call centers to multi-channel contact centers.

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

Rapid implementation.    Apropos has developed a repeatable consulting, design, and delivery methodology ("Apropos Methods") that is followed by its application consultants, professional services team, and partners, based on Apropos' experience in implementing multi-channel contact centers. Apropos Methods allows the Company's customers to accurately estimate the resources required to implement their multi-channel contact center solution. In addition, the Company's software is designed with several unique tools to insure rapid implementation and integration with its customers' business applications. Apropos Methods also allows the Company to quickly and effectively train its partners in the implementation requirements of its solution.

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

Support of converged Voice and data networks.    Apropos' solution supports its customers' desires to transition from traditional circuit- switched communications infrastructure to IP-based infrastructures. The ability to support both traditional circuit-switched voice and IP-based voice enables the Company's customers to take advantage of the benefits of high performance converged Voice and data networks, without requiring total displacement of their existing infrastructure.

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

  •
  Apropos Decision Manager.    The Company believes that the Apropos Decision Manager is one of the most comprehensive contact center reporting systems available, providing visibility into many of the business processes that impact a customer's contact center. The cradle-to-grave reporting structure provides information on all aspects of the interaction process, and will help highlight where changes to business processes may be necessary. Life-cycle reports on the performance of users, queues, and interactions may be scheduled or run on-demand, and can be accessed from anywhere via a standard Web browser.

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

User Applications

  •
  Apropos Agent.    The Apropos Agent provides information about an incoming interaction (voice, email, or web) before the interaction is taken. Through its patented visual multimedia queue and "preview interaction" capabilities, the Apropos Agent is able to display incoming and outgoing customer interaction requests based on interaction type, priority, or specific business rules. The Apropos Agent is fully scriptable to support "screen pops" and easy integration to all major customer resource management and third party applications. The Apropos Agent integrates and manages all types of interactions including inbound calls, Voice messaging, E-mail, Web contacts, abandoned calls, outbound calls, and Fax.

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

Technology

The Company's Version 5 software is based on its proprietary distributed application-based architecture. The architecture of the Company's software relies upon industry standards and employs several leading technologies, such as the following programming languages: Java, C++, Microsoft Foundation Class, or MFC, and Active Server Pages, or ASP. The Company's architecture provides a unified method for managing incoming and outgoing multi-channel interactions. The technologies providing this capability include multi-channel integration technologies, an interaction distribution engine, messaging software, business application integration software, comprehensive decision management reporting software, real-time resource management software, and administration technology.

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

Product Offerings

Product offering for calendar 2002 was:

  •
  Apropos Version 5.    This is the Company's current product, Multi-Channel Interaction Management Suite. It provides management of customer interactions within a single, fully-integrated solution. The Apropos solution provides business-rules driven prioritization and escalation, so companies can individually manage each interaction based on its value to the business. Key new features include enhanced E-mail and Web interaction handling tools, enterprise-class service for geographically dispersed contact centers, an application platform that can easily support the migration to emerging Voice-over-IP (VoIP) solutions, Task Management, and

    Interaction Vault interaction archival and retrieval solution. In addition, Apropos provides real-time information on all interaction types to enable contact center managers to better manage, monitor, and report on contact center activity.

In order to further penetrate global markets, the Company developed new internationalized versions of its software for use outside of North America. The Company has adapted its software to provide a platform for foreign language versions of its software, including full support for multi-byte characters such as Chinese and Japanese. The Company expects to continue to develop and release additional language versions of its software as its international customer base grows.

In 2002, the Company released an updated version of its Version 5 Multi-Channel Interaction Management Suite that includes complete native support for many of the industry's leading VoIP platforms. This updated version supports the use of TAPI/WAV, a communication protocol that implements the voice and data path over IP data packets. This allows an interface between the Apropos product and various IP-Telephony products thereby providing a pure standalone software solution to intelligently route voice traffic over the corporate data network.

Throughout 2002 and the first quarter of 2003, the Company has been developing its next version release which will provide an open, web-architected application platform, with increased scalability, fully embeddable desktop controls, and greater system-level reliability for large scale multi-site contact centers. The Company anticipates release of its new product version in mid 2003.

Services and Hardware

Professional Services

The Company believes the professional services used to implement its product are paramount to customer satisfaction. The Company provides application consulting, project management, integration services, installation services, and training to its customers.

In addition to its software offerings, the Company provides its customers with a full range of professional services to assist the customer in implementing and utilizing the software. The Company has developed an implementation methodology, Apropos Methods, which is focused on delivering high quality solutions to its customers. Through the use of Apropos Methods, each project is delivered in a consistent and repeatable manner. This methodology helps manage the risk of project overruns, budget overages, and the delivery of a solution that does not meet the Company's customer's expectations.

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

Customer Support and Enhancement Services

The Company provides support for its solution as well as support for its customer's specific integration of the Apropos solution. Apropos' customer service professionals can be reached via phone, fax, E-mail, or Web-based communications. The Company has historically provided product support for the current version plus the previous version of the Company's products. Customers on older versions are encouraged to upgrade to the current version. The center is staffed with trained professionals who have experience in the software and communications industries. The Company uses its solution to manage its own multi-channel contact center, so the Company can understand its customer's needs from a user's perspective. The Company typically establishes a support agreement for a period of one year with its customers. As of December 31, 2002, approximately 86.0% of Apropos' customers had an active support agreement.

Hardware

The Company also provides certain third party hardware products, such as telephony cards, required to implement its solution. Revenue from the sale of hardware constituted 0.8%, 0.5%, and 3.9% of the Company's total revenue for 2002, 2001 and 2000, respectively, and is included in revenue from services and other. Management made a decision in late 1999 to de-emphasize direct sales of hardware and instead outsource these requirements to certified systems integrators.

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

The Company currently has regional sales managers in California, New Jersey, North Carolina, Texas, and Virginia, in addition to its corporate headquarters in Illinois. The Company currently has application consultants to support the direct sales force. The Company's international direct sales are managed from its offices in Buckinghamshire, United Kingdom and Singapore. The Company's international sales force as of December 31, 2002 includes four salespersons and four application consultants.

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

OEMs.    The Company currently has three partners who brand its solution under their corporate name. Mitel Corporation sells and markets the Company's solution under the name Mitel Call Center Commander. 3Com Corporation and J. D. Edwards and Co. sell and market the Company's solution under their own respective names.

The Company will continue its emphasis on developing and selling software and de-emphasize sales of services, which has significantly lower profit margins. The Company plans to continue to outsource the implementation function to VARs, OEMs, and system integrators as the Company develops and expands its strategic partners.

The Company plans to expand the number of VAR and OEM partners in North America, Europe, Asia, and Australia. In addition, the Company plans to focus its expansion efforts on developing strategic partnerships with system integrators. The Company believes these efforts will result in increased sales and market penetration of its solution.

Marketing

The Company's marketing efforts are focused on developing and executing sales lead generation programs that result in qualified customer leads, developing market awareness of its products and services, and developing marketing programs that support its strategic partners.

The Company has developed several marketing programs to accomplish these goals, including:

  •
  A co-marketing program through the Apropos Global Alliance Program;
  •
  A global web-based seminar series;
  •
  Coverage by market research firms;
  •
  Direct marketing programs;
  •
  Public relations activities;
  •
  Traditional print and online advertising;
  •
  Web site marketing; and
  •
  Editorial placements.

The Company's Global Alliance Program provides a wide array of opportunities to expand and enhance the product and service offerings of the Company's strategic partners. The Company targets enterprise application companies and system integrators to participate in the program. In some cases, the Company participates in similar programs sponsored by these partners. The programs provide for joint software development or joint marketing opportunities to generate sales leads and referrals. The Company's application partners consist of enterprise software providers, such as Onyx Software Corporation, Peregrine Systems, Inc., PeopleSoft, Inc., Remedy, a BMC software company, SAP, Siebel Systems, Inc and XP Systems, Inc. Service partners consist of system integrators that provide professional services resources to implement the Company's solution.

The Company believes building market and brand awareness of Apropos and its product will be essential, as it competes against larger traditional contact center suppliers. The Company intends to continue to build its market and brand awareness by expanding its channel and partnership efforts.

Customers

The Company has a diverse base of over 300 customers that utilize its solution for a variety of applications, such as customer service and support, help desks, and field service management. During 2002, approximately 56.0% of the Company's software revenues were derived from new customers. Notable new customers for 2002 include Agile Software Corporation, Associated News, Open University and the Canadian Wheat Board. Contributors to 2002 revenues from the Company's existing customer base include Nokia Corporation, Australian Administration Services, Veritas Software Corporation, Depository Trust Corporation, and ABN AMRO Service Company. The Company has customers in many different industries and is not dependent on any specific industry. The Company had no customers during 2002 or 2001 that represented more than 10% of its total revenues. In 2000, one customer accounted for 11.5% of the Company's total revenues.

New orders for the Company's product increasingly include Voice and Internet-based functionality, such as E-mail and Web. During 2002, approximately 71.0% of new customers selected the Company's multi-channel product solution.

Revenues from the Company's international sales as a percentage of total revenue were 27.3%, 21.0%, and 22.3% in 2002, 2001 and 2000, respectively.

The Company intends to expand its customer base by, among other things, expanding the number of its strategic partners and leveraging their distribution capabilities to sell the Company's product, increasing the Company's co-marketing activities with its strategic partners and increasing its market and brand awareness.

Competition

Competitive global markets and the increasing acceptance of the Internet as an important medium for business and customer interaction have led to greater customer demands for higher levels of service, responsiveness, convenience, personalization, and quality. With the growth of Internet-based communications and commerce, businesses must provide consistent high quality customer care and service across a variety of communications media. Providing an appropriate level of service in this environment is more complex than in the past when customer interactions were primarily voice-based and businesses provided service to their customers through traditional voice call centers. In the future, the Company believes that an increasing number of customer interactions will be through Internet-based communications, such as E-mail and Web-based contacts.

The market for the Company's product is highly competitive. The Company makes no assurance that it will be able to compete successfully against current and future competitors. The Company's competition comes from several different market segments, including:

  •
  Platform providers such as Aspect Telecommunications Corporation, Avaya Inc., Cisco Systems, Inc., Nortel Networks Corporation, Rockwell International Corporation, and Siemens Corporation;
  •
  Interaction management solution providers such as Genesys Telecommunications Laboratories, Inc., which was acquired by Alcatel SA, and Interactive Intelligence, Inc.;
  •
  Point solution providers such as eGain Communications Corporation; and
  •
  Other regional solution providers.

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

Many of the Company's current and potential competitors have longer operating histories, greater financial, technical, marketing, customer service and other resources, greater name recognition, and a larger installed base of customers than Apropos does. In the past several years, large, well-capitalized companies have acquired or invested in a number of the Company's current and potential competitors. As a result, these competitors may be able (1) to respond to new or emerging technologies and changes in customer requirements faster and more effectively than Apropos can, and (2) to devote greater resources to the development, promotion, and sale of products than Apropos can. Current competitors have merged with or acquired other competitors or established cooperative relationships with other competitors to increase and expand the features and capabilities of their products. If these competitors were to acquire additional market share, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

Research and Development

The Company believes that its product development capabilities are essential to its strategy of expanding its leading technology position. The Company's engineering team consists of 60 engineers and software developers with experience in Voice communications, E-mail, and Web technology. The Company believes the combination of diverse technical and communications expertise contributes to the highly integrated functionality of its product. The Company spent $7.9 million, $8.1 million, and $7.2 million in 2002, 2001 and 2000, respectively, on research and development.

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

Apropos currently has nine patents granted in the United States and one patent granted in each of Ireland, the Netherlands, and the United Kingdom. These patents cover a system and method for:

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

The Company also has two pending U.S. patent applications that relate to the systems and methods described above. None of the Company's patents expire before June 2012.

The Company has several pending U.S. trademark applications.

See "Item 3. Legal Proceedings" for a description of a claim received by the Company from a competitor claiming that the Company's product utilizes technologies pioneered and patented by such competitor.

Employees

As of December 31, 2002, Apropos had 163 employees worldwide, including 49 in sales and marketing, 60 in research and development, 32 in service and support, and 22 in finance and administration.

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

Executive Officers of the Company.

Kevin G. Kerns; age 44; Chief Executive Officer and President.

Mr. Kerns joined Apropos in January 1996 as President and Chief Operating Officer. He was appointed as a director in 1996. In 1998, Mr. Kerns was named Chief Executive Officer. From 1989 through 1995, Mr. Kerns established and led a strategic software consulting firm, Mandalay Associates, based in Dallas, Texas.

Francis J. Leonard; age 47; Chief Financial Officer and Vice President.

Mr. Leonard joined Apropos in July 2000 as Chief Financial Officer. Prior to joining Apropos, Mr. Leonard was employed at BT Office Products, a distributor of office products and furniture, from 1995 to 2000. Mr. Leonard served as VP Finance, Chief Financial Officer from 1997 to 2000, and prior to that as Corporate Controller, Chief Accounting Officer.

David Ashworth; age 53; Senior Vice President, EMEA Operations.

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

Jeffry Finochiaro; age 43; Senior Vice President of Sales and Services—Americas.

Mr. Finochiaro joined Apropos in January 2002 as Senior Vice President of Sales—Americas. Prior to joining Apropos, Mr. Finochiaro, a Director at Deloitte Consulting, was responsible for business development for the firm's energy/utility practice for the North and South America region from 2000 to 2002. Prior to Deloitte Consulting, Mr. Finochiaro was Vice President of Business Development for NeoForma, a healthcare supply chain solutions company, from 1999 to 2000. At McHugh Software, a provider of logistics software solutions, Mr. Finochairo was the Senior Vice President of Worldwide Sales from 1996 to 1999.

ITEM 2. FACILITIES.

The Company leases approximately 43,100 square feet of office space in its headquarters building in Oakbrook Terrace, Illinois. The lease expires in May 2006. As of December 31, 2002, future minimum lease payments under this lease approximated $4.4 million. The Company leases space for its European headquarters in Buckinghamshire, United Kingdom, which consists of approximately 3,600 square feet. This lease expires April 2005. As of December 31, 2002, future minimum lease payments under this lease approximated $1.0 million. The Company also leases space for selected sales offices. These leases are short-term leases.

Apropos believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint sought a permanent injunction and unspecified damages. The Court held a hearing in February 2001 to construe key terms in the claims of Rockwell's patents. In January 2002, the Court issued its "Findings of Fact and Conclusions of Law After Trial" in which it construed the key terms of the claims. In November 2002, Rockwell and the Company settled the patent claims by entering into cross licensing agreements utilizing selected patents from each of their portfolios. These agreements settle all litigation between the parties with no prior or future license fees payable by the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors Associated With Apropos' Business and Future Operating Results—'Infringement claims could adversely affect the Company."'

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company's initial public offering. These litigations are allegedly brought on behalf of purchasers of the Company's stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company's initial public offering in February 2000. These litigations seek unspecified damages. In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints. The Company has moved to dismiss that complaint in its entirety on various legal grounds, and its motion is currently pending. Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Risks—'If the Company's share price continues to be weak or volatile, it may become subject to securities litigation, which is expensive and could divert its resources."'

The Company has been named as a nominal defendant in a shareholder derivative action filed on February 26, 2002 against certain of its present and former directors and officers. The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The Complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company. On August 27, 2002, the plaintiffs filed an Amended Complaint. Because the allegations in this action are similar to those in the federal securities case described above, the parties have jointly moved the court for an order staying this derivative action pending the federal court's decision of the Company's motion to dismiss. If the joint stay motion is allowed no further response to the lawsuit will be due from the defendants until the federal court decides the motion to dismiss.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering ("IPO"). This lawsuit, alleges, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. This motion is currently pending. On October 9, 2002, the Court approved a stipulation between the plaintiffs and all of the individual defendants providing for the dismissal of the individual defendants without prejudice. Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes that the claims against the Company are without merit, and intends to defend the litigation vigorously. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Risks—'If the Company's share price continues to be volatile, it may become subject to securities litigation, which is expensive and could divert its resources."'

The Company is a party in various other disputes and litigation that have arisen in the course of the Company's business. In the opinion of management, based upon consultation with legal counsel, although legal proceedings cannot be predicted with certainty, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company's financial position or results of operations.

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

	Price range of Common Shares

	2002		2001

	High	Low	High	Low

First quarter	$2.990	$2.100	$8.875	$2.922
Second quarter	2.520	1.830	3.750	2.070
Third quarter	2.150	1.200	3.000	1.160
Fourth quarter	1.790	1.050	2.700	0.880

At March 14, 2003, there were 124 shareholders of record and 16,683,424 Common Shares outstanding.

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

On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value. The 3,977,500 Common Shares sold in the offering at $22.00 per Share were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000. The net offering proceeds to Apropos, after deducting underwriter discounts and commissions and expenses payable by the Company, were approximately $79.3 million. From the effective date of such Registration Statement to December 31, 2002, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $27.1 million were used for general corporate purposes including operating losses, working capital, and capital expenditures. The balance of the net proceeds was held primarily in commercial paper and government obligations at December 31, 2002. Other than repayment of approximately $2.0 million in the aggregate of debt in favor of William Blair Capital Partners V, L.P., ARCH Venture Fund III, L.P., and The Ohio Partners, Ltd., none of the Company's expenses or use of proceeds from this Offering were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10.0% or more of any class of equity securities in the Company, or affiliates of the Company.

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

	Year ended December 31
in thousands, except per share data	2002	2001	2000	1999	1998

Consolidated Statement of Operations Data:
Revenue:
Software licenses	$8,259	$10,226	$19,359	$10,300	$5,697
Services and other (1)	12,635	12,182	12,236	8,400	3,720

Total revenue	20,894	22,408	31,595	18,700	9,417
Cost of goods and services:
Cost of software	380	490	681	296	31
Cost of services and other (1)	5,744	7,259	8,038	6,145	3,359

Total cost of goods and services	6,124	7,749	8,719	6,441	3,390

Gross margin	14,770	14,659	22,876	12,259	6,027
Operating expenses:
Sales and marketing	13,471	16,569	15,672	9,704	6,030
Research and development	7,878	8,076	7,160	4,441	2,805
General and administrative	8,115	7,458	9,002	5,035	2,167
Stock compensation charge	425	668	998	229	69
Restructuring and other charges	869	1,298	—	—	—

Total operating expenses	30,758	34,069	32,832	19,409	11,071

Operating loss	(15,988)	(19,410)	(9,956)	(7,150)	(5,044)
Other income (expense)	947	2,661	1,814	(1,359)	222

Net loss	$(15,041)	$(16,749)	$(8,142)	$(8,509)	$(4,822)

Basic and diluted loss per common share	$(0.90)	$(1.02)	$(0.57)	$(2.85)	$(1.64)
Weighted-average number of Common Shares outstanding (2)	16,723	16,483	14,360	2,983	2,947

	December 31
in thousands	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$42,051	$53,897	$63,731	$3,467	$3,170
Working capital (deficit)	40,396	53,156	68,569	(1,418)	4,916
Total assets	48,512	63,724	81,303	15,434	8,649
Debt and capital lease obligations (3)	—	—	73	8,851	—
Convertible preferred shares	—	—	—	16,079	16,079
Total shareholders' equity (deficit)	42,810	57,562	73,273	(15,629)	(10,010)

(1)  2001 - 1998 have been restated to include rebillable travel costs as revenue and cost of services.

(2)  1999 and 1998 have been restated to reflect a seven-for-four stock split effective upon the consummation of the Company's initial public offering.

(3)  Includes current portions.

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

Critical Accounting Policies

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services. The Company also derives revenue from the sale of certain third party hardware products, such as telephony cards, required to implement its solution. Revenue from the sale of hardware constituted 0.8%, 0.5%, and 3.9% of the Company's total revenue for 2002, 2001 and 2000, respectively, and is included in revenue from services and other.

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 19.5%, 21.0%, and 23.3% of the Company's total revenue for 2002, 2001 and 2000, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

The Company relies on its customers and resellers to submit purchase orders for its product and services. In addition, the Company enters into general sales contracts with its customers and resellers; however, none of its customers or resellers is obligated to purchase its product or its services pursuant to these contracts. All of the Company's sales contracts contain provisions regarding the following:

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

Sales to customers outside the United States accounted for 27.3%, 21.0%, and 22.3% of the Company's total revenue during 2002, 2001 and 2000, respectively. Management expects the portion of the Company's total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

Cost of goods and services.    Cost of goods and services consists primarily of:

  •
  payments for third party software used with the Company's product;
  •
  the cost of compensation for technical support, education, and professional services personnel;
  •
  other costs related to facilities and office equipment for technical support, education, and professional services personnel;
  •
  the cost of third party hardware the Company resells as part of its solution; and
  •
  the cost of reimbursable travel included in revenue.

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

The Company maintains an allowance for doubtful accounts to reflect the expected uncollectablility of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined that the receivable will not be collected. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.

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

	Year ended December 31
	2002	2001	2000

Revenue:
Software licenses	39.5%	45.6%	61.3%
Services and other	60.5	54.4	38.7

Total revenue	100.0	100.0	100.0
Cost of goods and services:
Cost of software	1.8	2.2	2.2
Cost of services and other	27.5	32.4	25.4

Total cost of goods and services	29.3	34.6	27.6

Gross margin	70.7	65.4	72.4
Operating expenses:
Sales and marketing	64.5	73.9	49.6
Research and development	37.7	36.0	22.7
General and administrative	38.8	33.3	28.5
Stock compensation charge	2.0	3.0	3.1
Restructuring and other charges	4.2	5.8	0.0

Total operating expenses	147.2	152.0	103.9

Operating loss	(76.5)	(86.6)	(31.5)
Other income	4.5	11.9	5.7

Net loss	(72.0)%	(74.7)%	(25.8)%

Year Ended December 31, 2002, Compared to Year Ended December 31, 2001

Revenue.    Total revenue decreased 6.8% to $20.9 million in 2002, from $22.4 million in 2001. Revenue from international sales increased by 21.3% to $5.7 million in 2002, from $4.7 million in 2001.

Revenue from software licenses decreased 19.2% to $8.3 million in 2002, from $10.2 million in 2001. The Company attributes this decrease in revenue principally to continued weakness in the economic environment in 2002. Indicative of the lower activity, total new system purchases were 36 and 39 for 2002 and 2001, respectively. Revenue from software licenses from new customers totaled 56% for 2002 compared to 49% for 2001. The Company also believes that revenue was impacted by an increasing emphasis on customers meeting only current needs with limited funding and limited expansion of infrastructure.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable expenses, increased 3.7% to $12.6 million in 2002, from $12.1 million in 2001. An increase in customer support revenue to $7.9 million in 2002 from $6.4 million in 2001 as a result of the Company's expanding customer base was principally offset by lower professional services due to fewer customers purchasing new systems and a related decrease in rebillable travel revenue.

Gross margin.    Gross margins increased to 70.7% of total revenue in 2002, from 65.4% of total revenue in 2001. This increase was the result of higher staff utilization for professional services and customer support. Both periods include rebillable travel, which has no gross margin.

Gross margins from software licenses represented 95.4% of software revenue in 2002, and 95.2% of software revenue in 2001. The cost of software licenses consists primarily of third party software used in conjunction with the Company's software.

Gross margins from services and other represented 54.5% of services and other revenue in 2002, and 40.4% of services and other revenue in 2001. This improvement is due primarily to improved utilization of the streamlined professional services organization, including customer support.

Operating expenses.    Operating expenses decreased 9.7% to $30.8 million in 2002, from $34.1 million in 2001. This decrease is primarily the result of reduced staffing levels. As a percentage of total revenue, operating expenses were 147.2% in 2002 and 152.0% in 2001. Total operating headcount decreased by 8.4% to 131 employees at December 31, 2002, from 143 employees at December 31, 2001.

Sales and marketing expenses decreased 18.7% to $13.5 million in 2002, from $16.6 million in 2001. The decrease in sales and marketing expenses resulted primarily from lower personnel costs and reduced marketing activities, including tradeshows, public relations activities, and advertisements.

Research and development expenses decreased 2.5% to $7.9 million in 2002, from $8.1 million in 2001. The decrease in research and development expenses related primarily to lower consulting, recruiting and travel expenses. This decrease was offset to a lesser extent by higher facility allocation costs.

General and administrative expenses increased 8.8% to $8.1 million in 2002, from $7.5 million in 2001. The increase was due primarily to higher insurance costs, increased professional service fees, compensation costs related to loan forgiveness and higher facility allocation costs. This increase was offset to a lesser extent by lower legal fees and bad debt expense.

Stock compensation charge decreased 36.4% to $425,000 in 2002, from $668,000 in 2001. The decrease from the prior period primarily reflects the impact of cancelled options resulting from employees that are no longer employed by the Company. The stock compensation charge primarily represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. This non-cash expense results in a corresponding increase to Additional paid in capital.

Restructuring and other charges decreased 33.1% to $869,000 in 2002, from $1,298,000 for 2001. The charge in 2002 related to staff reductions, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs. As of December 31, 2002, there was approximately $420,000 included in Accrued expenses for undisbursed payments related to the restructuring charge. The Company estimates these funds will be disbursed over the next two quarters. A charge was recorded in third quarter of 2001 of $1,298,000 to decrease its operating expense structure. The restructuring component of the 2001 charge was $879,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce. The other component of the charge of $419,000 related to assets written off that were no longer considered strategic or no longer provided future benefit to the Company. All the costs associated with the restructuring charge were disbursed by December 31, 2001.

Other income and expense.    Interest income was $1.0 million in 2002, and $2.7 million in 2001. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and the impact of interest rate reductions initiated by the Federal Reserve Board since January 1, 2001.

Income taxes.    There has been no provision or benefit for income taxes for any period since 1995 due to the Company's operating losses. As of December 31, 2002, the Company had approximately $48.8 million of domestic net operating loss carryforwards for federal income tax purposes, which expire beginning 2011 through 2022 and foreign operating losses of approximately $7.6 million with no carry forward limits. The Company's use of these net operating losses may be limited in future periods.

Net loss per share.    Net loss per share decreased 11.8% to $0.90 in 2002, from $1.02 in 2001. This decrease in the loss per share is the result of lower operating expenses; offset by lower revenue and lower investment income. The number of shares used to compute net loss per share increased 1.5% to 16.7 million in 2002, from 16.5 million in 2001. This increase was from shares issued in connection with the Company's employee stock purchase plan and stock option exercises.

Year Ended December 31, 2001, Compared to Year Ended December 31, 2000

Revenue.    Total revenue decreased 29.1% to $22.4 million in 2001, from $31.6 million in 2000. Revenue from international sales decreased by 32.9% to $4.7 million in 2001, from $7.0 million in 2000.

Revenue from software licenses decreased 47.2% to $10.2 million in 2001, from $19.4 million in 2000. The Company attributes this decrease in revenue principally to weakness in the economic environment in 2001. Indicative of the lower activity, total new system purchases were 39 and 80 for calendar 2001 and calendar 2000, respectively. The Company also believes that revenue from new customers was impacted by an increasing emphasis on more significant system sales, and the related changes in the sales organization structure and personnel. Revenue from software licenses from new customers totaled 49% for calendar 2001 compared to 50% for calendar 2000.

Revenue from services and other, consisting of professional services, customer support, and hardware, decreased fractionally to $12.2 million in 2001, from $12.2 million in 2000. An increase in customer support revenue to $6.4 million in 2001 from $4.1 million in 2000 as a result of the Company's expanding customer base was principally offset by lower professional services revenue due to fewer customers purchasing new systems.

Gross margin.    Gross margins decreased to 65.4% of total revenue in 2001, from 72.4% of total revenue in 2000. This is a result of a lower level of revenue from software licenses, 45.6% of total revenue in 2001, compared to 61.3% of total revenue in 2000. This decrease was offset, to a lesser extent, by higher staff utilization for professional services and lower hardware sales.

Gross margins from software licenses represented 95.2% of software revenue in 2001, and 96.5% of software revenue in 2000. The cost of software licenses consists primarily of third party software used in conjunction with the Company's software.

Gross margins from services and other represented 40.4% of services and other revenue in 2001, and 34.3% of services and other revenue in 2000. This improvement is due primarily to lower hardware sales, which has the lowest profit contribution, and improved utilization of the streamlined professional services organization.

Operating expenses.    Operating expenses increased 3.8% to $34.1 million in 2001, from $32.8 million in 2000. This increase is primarily the result of the restructuring charge of $1.3 million as the Company took steps in July 2001 to decrease its operating cost structure to better align its operating expenses with lower revenues. As a percentage of total revenue, operating expenses were 152.0% in 2001 and 103.9% in 2000. The new operating cost structure resulted in decreasing total operating headcount by 25.9% to 143 employees at December 31, 2001, from 193 employees at December 31, 2000. While year over year staffing levels are lower, the calendar 2001 average staffing totals were higher than average calendar 2000 headcount totals due to the dynamics of rapid staff expansion throughout calendar 2000, static staffing levels in the first six months of 2001, and reduced staffing levels after the restructuring in the second six months of 2001.

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

General and administrative expenses decreased 17.2% to $7.5 million in 2001, from $9.0 million in 2000. The decrease was due primarily to lower legal costs, which include a charge of $950,000 recorded in the second quarter of 2000 for an arbitration settlement related to a dispute with a former reseller. Also contributing to the decrease were lower recruiting costs and lower professional service fees associated with accounting, banking and investor relations services.

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

Income taxes.    There has been no provision or benefit for income taxes for any period since 1995 due to the Company's operating losses. As of December 31, 2001, the Company had approximately $36.6 million of domestic net operating loss carryforwards for federal income tax purposes, which expire beginning 2011 through 2022. The Company's use of these net operating losses may be limited in future periods.

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

The Company's operating activities resulted in net cash outflows of $11.8 million in 2002, $9.2 million in 2001, and $5.6 million in 2000. The operating cash outflows for 2002 and 2001 were primarily impacted by net losses experienced by the Company from declining revenues offset to a lesser extent by a realigned operating cost structure. Collection of prior year receivable balances and an improvement in receivables management, as evidenced by a decrease in days sales outstanding, led to cash being provided from accounts receivable of $1.3 million and $6.0 million in 2002 and 2001, respectively. The operating cash outflows for 2000 resulted primarily from net losses as the Company continued to invest in product development, expansion of its sales force and infrastructure to support growth. The cash used in operations for all three years was offset by non-cash charges for amortization of stock-based compensation and depreciation, and also in 2000 by charges for the fair market value of warrants issued in connection with 1999 financing arrangements.

The Company's investing activities resulted in net cash inflows of $13.3 million in 2002 and $16.6 million in 2001. This inflow was primarily the result of a decision by management to reduce the length of maturity on the Company's investments. The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments. The inflow for 2002 and 2001 were offset by capital expenditures of $285,000 and $936,000, respectively. Investing activities for 2000 consisted of $3.7 million for capital expenditures to support the Company's growing number of employees and infrastructure development and $53.9 million of net purchases of short-term investments utilizing funds remaining from the Company's IPO.

Financing activities generated net inflows of $256,000, $297,000 and $69.6 million for 2002, 2001, 2000, respectively. The inflows in 2002 and 2001 were primarily from proceeds from the sale of stock through the Company's stock option plan and employee stock purchase plan. The inflows in 2001 were offset by payments of capital lease obligations. In 2000, the net inflows were primarily from the net proceeds of the Company's IPO offset by repayments of debt.

The Company believes that its capital requirements, in large part, depend on future results of operations and, ultimately, achievement of profitability. The Company expects to devote resources to research and development efforts, expand sales channels, marketing lead generation programs, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the existing cash and short-term investment balances will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Recently Issued Accounting Standards

In January 2002, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force issued Issue 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," stating these costs should be characterized as revenue in the income statement. The Company was required to adopt this change beginning in calendar 2002 and has reclassified prior periods in the comparative financial statements. The Company has historically treated these reimbursable costs, principally incurred in the Company's professional services organization, as rebillable invoices to the respective customer and not included in the statements of operations. The Company has included these out-of-pocket reimbursable expenses in the Statement of Operations for 2002, 2001 and 2000 of $392,000, $644,000 and $544,000, respectively, as Revenue from services and other and a corresponding amount of Cost of services and other.

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." For financial statements issued after December 31, 2002, this Statement requires recognition of exit plan costs, such as one-time termination benefits and certain other costs associated with an exit plan to be recognized at fair value in the period the event occurs. SFAS No. 146 also changes the recording of severance pay when future services is required as part of the exit plan. The Company has adopted SFAS No. 146 effective January 1, 2003. The amounts recorded in 2002 and 2001 as Restructuring and other charges would not have to be restated had SFAS No. 146 been in effect during those periods.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." For financial statements issued after December 15, 2002, this Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to require disclosure in the summary of accounting policies the effects of the Company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

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

The Company has not operated profitably since 1994. The Company incurred net losses of $15.0 million in 2002, $16.7 million in 2001, and $8.1 million in 2000. The Company intends to continue to make necessary investments in its research and development, marketing, and sales operations. The Company anticipates that these expenses would precede any revenues generated by the increased spending. As a result, the Company may experience losses and negative cash flow from its operations in future periods. The Company will need to generate significant revenue to achieve profitability and it may not be able to do so. Even if it does achieve profitability, the Company makes no assurance that it will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

The Company has generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective customer and end when the product is delivered. The Company's prospective customers' decisions to license its product often require significant investment and executive level decision-making, and depend on a number of factors.

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

The Company's revenues increased to $20.9 million in 2002 from $4.1 million in 1997. The Company's goal is to expand its business operations in the future. The Company has also increased its number of employees over this five-year period; however, over the past two years the numbers of employees has actually declined. The Company's existing management, operational, financial, and human resources, and management information systems and controls may be inadequate to support future growth. If the Company is not able to manage its growth successfully, it will not grow as planned and the Company's business could be adversely affected.

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

A third party could claim that the Company's technology infringes its proprietary rights. As the number of software products in the Company's target market increases and the functionality of these products overlap, the Company believes that software developers may face infringement claims. Although the Company does not believe that its product infringes any patents, if certain software and technology patents were interpreted broadly, claims of infringement against the Company, if successful, could have a material adverse effect on its business, financial condition, and results of operations. Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against the Company or its customers with respect to the Company's current or future products may require the Company to enter into costly royalty arrangements or litigation, or otherwise materially and adversely affect its business, financial condition, and results of operations. If a negotiated resolution of any matter is required, it could involve payment of license fees, which would increase the Company's costs. The Company makes no assurance that the terms of any licensing arrangement would be favorable to the Company. A resolution could also require a redesign of the Company's product or the removal of some of the Company's product features. If a negotiated resolution were not achieved, Apropos would vigorously defend itself. If the Company did not prevail, damages could be awarded and an injunction could be issued requiring Apropos to cease certain activities. If infringement is deemed to be willful, a court may triple the awarded damages. Any of these activities could have a material adverse effect on the Company's business, financial condition, and results of operations. Regardless of the outcome, litigation may result in substantial expense and significant diversion of the Company's management and technical personnel. See "Item 3. Legal Proceedings" for a description of a claim received by the Company from a competitor claiming that the Company's product utilizes technologies pioneered and patented by such competitor.

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

The Company's financial success depends to a large degree on the ability of its direct sales force to increase sales. Therefore, the Company's ability to increase revenue in the future depends considerably upon its success in recruiting, training, and retaining direct sales personnel. Also, it may take a new salesperson a number of months before he or she becomes a productive member of the Company's direct sales force. The Company's business will be harmed if it fails to hire and retain qualified sales personnel, or if newly hired salespersons fail to develop the necessary sales skills or develop these skills more slowly than the Company anticipates.

The Company's international operations and expansion involve financial and operational risks.

The Company intends to continue to expand its international operations, which may include entry to additional international markets. The expansion of the Company's international operations will require management attention and financial resources to establish additional foreign operations, hire additional personnel, and recruit additional international resellers. Revenue from international expansion may be inadequate to cover the expenses of international expansion.

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

The Company's software currently runs only on Microsoft Windows NT™ and Windows 2000™ servers. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on the Company's ability to market its current product. Although the Company believes that Microsoft technologies will continue to be widely used by businesses, the Company cannot assure prospective and existing investors that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not currently support. In addition, the Company's products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. The Company had invested balances, which includes short-term investments and other investments with original maturities of less than ninety days, classified as cash equivalents, of $42.1 million at December 31, 2002. The Company's short-term investments consist primarily of readily marketable debt securities. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company has shortened its average maturity holding period and would not likely have to sell any investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates will reduce interest income.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

Shareholders and Board of Directors
Apropos Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apropos Technology, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apropos Technology, Inc. at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Chicago, Illinois
January 31, 2003

Apropos Technology, Inc.
Consolidated Balance Sheets

	December 31
in thousands, except share and per share amounts	2002	2001

Assets
Current assets:
Cash and cash equivalents	$19,333	$17,548
Short-term investments	22,718	36,349
Accounts receivable, less allowances for doubtful accounts of $474 at December 31, 2002 and $677 at December 31, 2001	2,837	4,449
Inventory	194	269
Prepaid expenses and other current assets	1,016	703

Total current assets	46,098	59,318
Equipment, net	2,174	3,370
Notes receivable from officers	—	722
Other assets	240	314

Total assets	$48,512	$63,724

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$127	$659
Accrued expenses	1,935	1,757
Accrued compensation and related accruals	658	753
Advance payments from customers	235	383
Deferred revenue	2,747	2,610

Total current liabilities	5,702	6,162
Commitments and contingencies	—	—
Shareholders' equity:
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 16,971,940 shares issued and 16,660,829 shares outstanding at December 31, 2002; 16,626,072 issued and outstanding at December 31, 2001	170	166
Additional paid-in capital	101,578	100,901
Treasury stock, at cost	(392)	—
Accumulated deficit	(58,546)	(43,505)

Total shareholders' equity	42,810	57,562

Total liabilities and shareholders' equity	$48,512	$63,724

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Operations

	Year Ended December 31
in thousands, except per share amounts	2002	2001	2000

Revenue:
Software licenses	$8,259	$10,226	$19,359
Services and other	12,635	12,182	12,236

Total revenue	20,894	22,408	31,595
Cost of goods and services:
Cost of software	380	490	681
Cost of services and other	5,744	7,259	8,038

Total cost of goods and services	6,124	7,749	8,719

Gross margin	14,770	14,659	22,876
Operating expenses:
Sales and marketing	13,471	16,569	15,672
Research and development	7,878	8,076	7,160
General and administrative	8,115	7,458	9,002
Stock compensation charge	425	668	998
Restructuring and other charges	869	1,298	—

Total operating expenses	30,758	34,069	32,832

Loss from operations	(15,988)	(19,410)	(9,956)
Other income (expense):
Interest income	961	2,691	3,629
Interest expense	—	(3)	(1,815)
Other, net	(14)	(27)	—

Total other income	947	2,661	1,814

Net loss	$(15,041)	$(16,749)	$(8,142)

Basic and diluted net loss per share	$(0.90)	$(1.02)	$(0.57)
Weighted-average number of shares outstanding	16,723	16,483	14,360

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Shareholders' Equity

in thousands, except share quantities	Common Shares			Additional paid-in capital	Treasury stock	Accumulated deficit	Shareholders' equity (deficit)
	Issued	Outstanding	Amount

Balance at December 31, 1999	3,055,883	3,055,883	53	2,932	—	(18,614)	(15,629)
Issuance of Common Shares:
Initial public offering, net of related expenses	3,977,500	3,977,500	40	79,236	—	—	79,276
Exercise of options	2,252,099	2,252,099	23	420	—	—	443
Employee stock purchase plan	40,948	40,948	—	248	—	—	248
Exercise of warrant	24,068	24,068	—	—	—	—	—
Conversions into Common Shares:
Convertible Preferred Shares	6,992,095	6,992,095	70	16,009	—	—	16,079
Stock compensation charge	—	—	—	998	—	—	998
Conversion of no-par shares to $0.01 par shares	—	—	(23)	23	—	—	—
Net loss	—	—	—	—	—	(8,142)	(8,142)

Balance at December 31, 2000	16,342,593	16,342,593	163	99,866	—	(26,756)	73,273
Issuance of Common Shares:
Exercise of options	162,964	162,964	2	121	—	—	123
Employee stock purchase plan	120,515	120,515	1	246	—	—	247
Stock compensation charge	668	—	—	668
Net loss						(16,749)	(16,749)

Balance at December 31, 2001	16,626,072	16,626,072	166	100,901	—	(43,505)	57,562
Issuance of Common Shares:
Exercise of options	232,766	232,766	3	92			95
Employee stock purchase plan	113,102	113,102	1	160			161
Stock compensation charge				425			425
Treasury stock acquired		(311,111)			(392)		(392)
Net loss						(15,041)	(15,041)

Balance at December 31, 2002	16,971,940	16,660,829	$170	$101,578	$(392)	$(58,546)	$42,810

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
in thousands	2002	2001	2000

Cash flows used in operating activities
Net loss	$(15,041)	$(16,749)	$(8,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	—	1,550
Depreciation	1,405	1,502	1,055
Stock compensation charge	425	668	998
Provision for doubtful accounts	315	491	286
Non-cash compensation for loan forgiveness	256	—	—
Non-cash portion of restructuring and other charges	—	419	—
Changes in operating assets and liabilities:
Accounts receivable	1,297	6,036	(2,318)
Inventory	75	143	(48)
Prepaid and other current assets	(253)	720	(1,109)
Notes receivable from officers	14	(722)	—
Other assets	74	91	259
Accounts payable	(456)	(1,157)	723
Accrued expenses	178	304	(356)
Accrued compensation and related accruals	(95)	(751)	212
Advance payments from customers	(148)	(379)	178
Deferred revenue	137	188	1,067

Net cash used in operating activities	(11,817)	(9,196)	(5,645)

Cash flows provided by (used in) investing activities
Proceeds from maturities and sales of short-term investments	48,443	88,100	65,615
Purchases of short-term investments	(34,812)	(70,538)	(119,526)
Purchases of equipment	(285)	(936)	(3,738)

Net cash provided by (used in) investing activities	13,346	16,626	(57,649)

Cash flows provided by financing activities
Payments on revolving line of credit	—	—	(3,216)
Payment of bridge loan and detachable warrants	—	—	(5,000)
Payment of subordinated convertible promissory notes	—	—	(1,500)
Payment of long-term debt	—	—	(500)
Payments on capital lease obligations	—	(73)	(103)
Net proceeds from initial public offering of Common Shares	—	—	79,276
Proceeds from exercise of options	95	123	443
Proceeds from employee stock purchase plan	161	247	248

Net cash provided by financing activities	256	297	69,648

Net increase in cash and cash equivalents	1,785	7,727	6,354
Cash and cash equivalents, beginning of year	17,548	9,821	3,467

Cash and cash equivalents, end of year	$19,333	$17,548	$9,821

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$3	$410
Fair value of Common shares received as collateral for Note receivable from officer	$392	$—	$—

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

Principal operations of the Company commenced during 1995. During 1997, the Company established a wholly-owned subsidiary in the United Kingdom, Apropos Technology, Limited. The purpose of this entity is to market and distribute the Company's product throughout Europe. Other entities have been established in Germany and Australia to market the Company's product.

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

The Company had no customers during 2002 or 2001 that represented more than 10.0% of its total revenues. The Company had one customer during 2000 that represented 11.5% of its total revenues.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has categorized its marketable securities as "available-for-sale." The amortized cost of all securities approximates the fair value of the securities at December 31, 2002 and 2001. The Company's short-term investment portfolio, including instruments with original maturities less than 90 days, consists primarily of highest-grade commercial paper, government agency bonds and money market accounts.

Accounts Receivable

Accounts receivable consist primarily of amounts due to us from our normal business activities. The Company maintains an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts. Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined that the receivable will not be collected. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.

Inventory

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory consists of finished goods, primarily third party software and hardware.

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

Revenue Recognition

The Company generates software revenues from licensing the right to use its software products and also generates service revenues from implementation and installation services, ongoing maintenance (post-contract technical support and product upgrades), training services, and professional services performed for resellers and customers. The Company provides a warranty for 90 days on all software licenses, which runs concurrent with the customer maintenance agreement. The Company's policy is to not allow returns of software licenses. The Company issues product upgrades on a when and if available basis.

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

Advertising

Advertising costs are generally expensed as incurred. Advertising expenses were approximately $147,000, $265,000, and $445,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through December 31, 2002, all software development costs have been expensed.

Stock-Based Compensation

At December 31, 2002, the Company has one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is recognized for shares purchased under the Employee Stock Purchase Plan or for stock options issued under the stock-based employee compensation plan, as all options granted after the IPO under this plan have an exercise price equal to the market value of the underlying common stock of the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year ended December 31
in thousands, except per share amounts	2002	2001	2000

Net loss, as reported	$15,041	$16,749	$8,142
Less: Stock-based employee compensation expense included in reported net loss	(425)	(668)	(998)

Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,345	1,052	2,873

Net loss, pro forma	$15,961	$17,133	$10,017

Basic and diluted net loss per share, as reported	$0.90	$1.02	$0.57
Basic and diluted net loss per share, pro forma	$0.95	$1.04	$0.70

Foreign Currency Translation

Substantially all of the sales of the Company's foreign subsidiaries are made in U.S. dollars. Because the U.S. dollar is the primary currency in the economic environment in which the foreign subsidiaries operate, monetary accounts maintained in currencies other than the U.S. dollar (principally cash and liabilities) are reported in U.S. dollars using the foreign exchange rate at the balance sheet date. Operational accounts and nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is based upon the net loss and upon the weighted-average number of common shares outstanding during the period. Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options and warrants, only in the periods presented in which such effect would have been dilutive. The weighted-average number of shares from outstanding options and warrants to purchase Common Shares using the treasury stock method for 2002, 2001 and 2000 were 419,272, 644,526 and 1,960,142, respectively. Diluted net loss per share is not presented separately as the effect of the common share equivalents is anti-dilutive for each of the years presented. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

Recently Issued Accounting Standards

In January 2002, the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force issued Issue 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket' Expenses Incurred," stating these costs should be characterized as revenue in the income statement. The Company was required to adopt this change beginning in calendar 2002 and has reclassified prior periods in the comparative financial statements. The Company has historically treated these reimbursable costs, principally incurred in the Company's professional services organization, as rebillable invoices to the respective customer and not included in the statements of operations. The Company has included these out-of-pocket reimbursable expenses in the Statement of Operations for 2002, 2001 and 2000 of $392,000, $644,000 and $544,000, respectively, as Revenue from services and other and a corresponding amount of Cost of services and other.

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." For financial statements issued after December 31, 2002, this Statement requires recognition of exit plan costs, such as one-time termination benefits and certain other costs associated with an exit plan to be recognized at fair value in the period the event occurs. SFAS No. 146 also changes the recording of severance pay when future services is required as part of the exit plan. The Company has adopted SFAS No. 146 effective January 1, 2003. The amounts recorded in 2002 and 2001 as Restructuring and other charges would not have to be restated had SFAS No. 146 been in effect during those periods.

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." For financial statements issued after December 15, 2002, this Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to require disclosure in the summary of accounting policies the effects of the Company's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

3.    NOTES RECEIVABLE FROM RELATED PARTIES

During the second quarter of 2001, the Company made loans to two executives who were subject to personal alternative minimum tax liabilities resulting from the exercise of incentive stock options. On March 6, 2002, the loan agreements were amended to delay the commencement of the loan repayments, including any accrued interest, by one year. Under the amended loan agreement, the loans were to be repaid in eight equal quarterly installments beginning April 1, 2003. At December 31, 2001, the total loan and related accrued interest balances of $722,000 have been classified as Notes receivable from officers, a non-current asset, based on the amended loan agreements. Interest is calculated at fifty (50) basis points above the 60 to 89 day commercial paper rate at the beginning of each quarter as quoted in The Wall Street Journal and is due with each principal repayment.

These loans were initially collateralized by Common Shares owned by the executive equal to 150% of the loan value and subject to additional collateral consideration. The loan amendment on March 6, 2002 also delayed the consideration of additional collateral one year to April 1, 2003. The loans were only with recourse beyond the collateral with respect to the greater of 5% of the loan or the amount of certain income tax benefits the executive receives in connection with such executive's alternative minimum tax liability, unless the executive's employment is terminated by the Company for "cause" or by the executive without "good reason", in which case the loan is fully recourse. One executive with an outstanding balance was involuntarily terminated at September 30, 2002 and the respective loan balance was adjusted to the net realizable value of $61,000.

On December 27, 2002, by resolution of the Board of Directors, the loan for the one remaining executive was terminated. As part of the loan termination agreement, the executive assigned all of the original collateral of 311,111 shares to the Company, which is currently being held as treasury shares. In addition, the Company retained rights to certain future alternative minimum tax recoveries although not estimable at this time. The value of the original collateral consideration of 311,111 shares was $392,000 at the date of the loan termination agreement. This consideration was not sufficient to offset the original loan amount of $616,000 and related accrued interest of $32,000, resulting in loan forgiveness of $256,000. In order to neutralize the impact of the non-cash taxable income accruing to the executive as a result of the loan forgiveness, the loan termination agreement provided for a tax equalization payment. The loan forgiveness charge and related tax totaled $465,000 which has been included in General and administrative charges in the 2002 Statement of Operations.

4.    EQUIPMENT

Equipment consisted of the following:

		December 31
	Depreciable lives
in thousands		2002	2001

Computer equipment	2 to 3 years	$2,977	$2,813
Software	3 to 5 years	1,820	1,794
Furniture and fixtures	5 to 7 years	1,420	1,424
Office equipment	3 to 5 years	453	445
Leasehold improvements	5 to 7 years	192	178

		6,862	6,654
Less: Accumulated depreciation		(4,688)	(3,284)

Equipment, net		$2,174	$3,370

5.    WARRANTS AND DEBT INSTRUMENTS

During 1999, the Company amended its 1998 credit agreement (the "Revolving Agreement") with a bank that provided for a secured revolving line of credit facility with interest at the prime rate plus 1.0%. Borrowings under the Revolving Agreement were repaid in full during February 2000, with net proceeds received by the Company from its IPO. Pursuant to the amendment, the Company issued detachable warrants to the bank, expiring in May 2006, allowing the bank to purchase 30,625 Common Shares at an exercise price of $3.97 per share. These warrants were not exercised as of December 31, 2002. The value of these warrants was recorded as deferred financing costs with a corresponding charge to interest expense of $8,000 for 2000.

During 1999, the Company issued subordinated convertible promissory notes with a stated interest rate of 10.0%, together with warrants, to certain preferred shareholders. The notes were repaid in full during February 2000, with net proceeds received by the Company from its IPO. The warrants allow the noteholders to purchase an aggregate of 75,649 Common Shares at an exercise price of $3.97 per share and expire in June 2009. These warrants were not exercised as of December 31, 2002. The value of these warrants was recorded as a debt discount, increasing the effective interest rate on the subordinated convertible promissory notes to 15.0%, with a corresponding charge to interest expense of $27,000 for 2000.

During 1999, a secured bridge loan was made to the Company by Access Technology Partners, L.P., a fund of investors that is managed by an entity associated with J.P. Morgan Chase & Co., formerly Hambrecht & Quist LLC, one of the managing underwriters of the Company's IPO, and ARCH Venture Fund III, L.P., a common shareholder in the Company. The secured bridge loan with a stated interest rate of 9.25% was repaid in full during February 2000, with net proceeds received by the Company from its IPO. The Company granted to Access Technology Partners, L.P. and ARCH Venture Fund III, L.P. warrants to purchase 236,250 and 26,250 Common Shares at an exercise price of $5.34 per share, respectively. These warrants expire in November 2006. Access Technology Partners, L.P. has not exercised any of these warrants as of December 31, 2002. ARCH Venture Fund III, L.P. exercised warrants to purchase 24,068 Common Shares during August 2000, forfeiting warrants to purchase 2,182 Common Shares in lieu of cash payment of the exercise price. The value of these warrants was recorded as a debt discount, increasing the effective interest rate on the bridge loan to 121.0%, with a corresponding charge to interest expense of $1,515,000 for 2000.

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

The Company has a letter of credit arrangement with a bank that is secured by all assets of the Company. At December 31, 2002 and 2001, outstanding letters of credit were $885,000.

6.    INCOME TAXES

The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34.0% is due to net operating losses not being benefited. Accordingly, there is no provision for income taxes for the years ended December 31, 2002, 2001 and 2000.

At December 31, 2002, the Company had domestic net operating loss carryforwards aggregating approximately $48.8 million expiring in years 2011 through 2022. Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of the net operating loss carryforwards may be subject to annual limitations. At December 31, 2002, the Company had foreign net operating loss carryforwards aggregating approximately $7.6 million, which have no carryforward limits. For financial reporting purposes, the entire amount of deferred tax assets related principally to the net operating loss carryforwards has been offset by a valuation allowance due to uncertainty regarding the realization of the asset. The valuation allowance increased $5,858,000, $6,657,000 and $4,261,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company has not paid any income taxes for the years indicated.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
In thousands	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$21,321	$16,082
Research and development tax credit carryforward	1,475	1,111
Other	521	266

	23,317	17,459
Less: Valuation allowance	(23,317)	(17,459)

Net deferred income tax asset	$—	$—

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

Treasury stock is accounted for by the cost method. In December 2002, the Board of Directors authorized 311,111 shares originally assigned as loan collateral against a note receivable from officer, as detailed in Note 3, to be assigned to the Company. These shares are held in treasury for use in connection with the Company's stock plans and for general corporate purposes.

With the Company's Board of Directors recommendation, the shareholders approved, at the Annual Shareholders meeting held in May 2001, an increase in the number of common shares reserved for further issuance under the 2000 Omnibus Incentive Plan by 2,400,000 shares.

At December 31, 2002, the Company had reserved Common Shares for future issuance as follows:

Stock option plan	4,202,613
Stock purchase plan	725,435
Warrants	342,524

Total	5,270,572

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

Information related to the Plan is as follows:

	Year ended December 31
	2002		2001		2000

	Options	Weighted-average exercise price	Options	Weighted-average exercise price	Options	Weighted-average exercise price

Options outstanding, beginning of period	1,871,742	$2.56	2,156,572	$6.03	3,352,305	$0.46
Options granted	981,320	2.14	1,123,088	2.67	1,208,909	10.92
Options exercised	(232,766)	0.41	(162,964)	0.71	(2,252,099)	0.20
Options canceled	(381,543)	3.18	(1,244,954)	8.91	(152,543)	2.74

Options outstanding, end of period	2,238,753	$2.50	1,871,742	$2.56	2,156,572	$6.03

Option price range at end of period	$0.10-$22.00		$0.10-$22.00		$0.10-$23.52
Weighted-average fair value of options granted in 2002	$1.26
Options available for grant at period end	1,963,860		2,563,637		42,683
Exercisable at December 31, 2002	995,369	$2.74

The outstanding options at December 31, 2002, have a weighted-average remaining contractual life of 8.4 years.

Options outstanding				Options exercisable
Range of Exercise prices	Number of options	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Exercisable options as of 12/31/02	Weighted-average exercise price

$0.10	4,375	3.6	$0.10	4,375	$0.10
$0.21	39,397	4.6	$0.21	39,125	$0.21
$0.40	90,071	5.6	$0.40	90,071	$0.40
$0.63-0.91	152,344	6.0	$0.76	149,782	$0.76
$0.95-1.37	224,775	8.0	$1.29	106,262	$1.34
$1.45-2.15	888,125	9.2	$1.98	292,622	$2.10
$2.20-3.30	612,003	9.0	$2.48	157,790	$2.58
$3.88-5.69	45,500	8.2	$4.26	20,242	$4.29
$5.94-8.81	137,188	7.7	$6.77	97,616	$6.72
$9.00-22.00	44,975	7.0	$16.59	37,484	$17.78

	2,238,753			995,369

The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under this plan after the IPO have an exercise price equal to the market value of the underlying common stock of the date of grant. The table in Note 2 illustrates the effect on net income and earnings per share if the Company has applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. Had the Company applied the fair value recognition provisions of SFAS No. 123, the Company would have recorded expense of $862,000, $271,000 and $1,697,000 for 2002, 2001 and 2000 respectively.

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at the grant date using the Black-Scholes method for valuing stock options issued after February 17, 2000, the date of the Company's IPO, or the minimum value option pricing model for stock options issued before February 17, 2000 with the following assumptions:

Weighted Average Assumptions	2002	2001	After February 17, 2000	Before February 17, 2000

Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	4.1%	6.1%	5.0%
Volatility factor	76.0%	88.0%	136.0%	0.0%
Expected holding period (in years)	4.0	4.0	4.0	4.0

The stock compensation charge included in the Statement of operations primarily represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. Utilizing the intrinsic value method of APB Opinion No. 25, the Company recognized $425,000, $668,000, and $998,000 of stock compensation expense during the years ended December 31, 2002, 2001 and 2000, respectively. This non-cash expense results in a corresponding increase to Additional paid in capital. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge. Based on the outstanding options at December 31, 2002, the Company will record a stock compensation charge of $300,000 in 2003.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees are given the opportunity to purchase the Company's Common Shares at 85% of the closing price of the Company's Common Stock on the Nasdaq National Market on either the first or last day of the offering period, whichever is lower. The offering periods begin on January 1 and July 1 of each year and conclude on June 30 and December 31, respectively. From an authorization of 1,000,000 shares, a total of 274,565 shares have been issued through December 31, 2002, of which 113,102, 120,515 and 40,948 were issued during 2002, 2001 and 2000 respectively.

Under APB Opinion No. 25, no compensation cost is recognized for shares purchased under this plan. The table in Note 2 illustrates the effect on net income and earnings per share if the Company has applied the fair value recognition provisions of SFAS No. 123, to the employee purchase rights under this plan. Had the Company applied the fair value recognition provisions of SFAS No. 123, the Company would have recorded expense of $58,000, $113,000 and $178,000 for 2002, 2001 and 2000 respectively. The fair value of employee purchase rights was estimated using the Black-Scholes option pricing model for 2002, 2001 and 2000, respectively:

Weighted Average Assumptions	2002	2001	2000

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.8%	4.3%	6.2%
Volatility factor	64.0%	88.0%	136.0%
Expected holding period (in years)	0.0	0.0	0.0

9.    RESTRUCTURING AND OTHER CHARGES

In the third quarter of 2002, the Company recorded a charge of $869,000. This charge related to staff reductions of 18 persons, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs. As of December 31, 2002, there was approximately $420,000 included in Accrued expenses for undisbursed payments related to the restructuring charge. The Company estimates these funds will be disbursed over the next two quarters.

Reconciliation of the restructuring liability, as of December 31, 2002, is as follows:

in thousands	2002 Charge to the Statement of Operations	Cash payments	Balance as of 12/31/02

Employee termination costs	$790	$394	$396
Other	79	55	24

	$869	$449	$420

In the third quarter of 2001, the Company recorded a charge of $1,298,000 as it took steps to decrease its operating expense structure. The review of operating expenses focused on staff reductions, lower facility commitments, streamlined marketing programs and non-productive assets. The restructuring component of the charge was $879,000 and related principally to severance and other transition costs associated with the workforce reduction of 77 persons, or 30% of the then worldwide workforce. The other component of the charge of $419,000 related to assets written off that were no longer considered strategic or no longer provide future benefit to the Company. All the costs associated with the restructuring charge were disbursed by December 31, 2001.

10.    LEASE COMMITMENTS

At December 31, 2002, the Company was obligated for future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year, as follows:

in thousands	Operating leases

2003	$1,735
2004	1,710
2005	1,428
2006	537

$5,410

Rent expense for operating leases was approximately $1,949,000, $1,790,000, and $1,211,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company has no capital lease obligations.

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

12.    GEOGRAPHIC INFORMATION

Revenues derived from customers outside of North America accounted for 27.3%, 21.0%, and 22.3% of the Company's total revenues in 2002, 2001 and 2000, respectively.

The Company attributes its revenues to countries based on the country in which the customer is located. The Company's long-lived assets located outside the United States are not considered material.

13.    LITIGATION AND CONTINGENCIES

In June 1999 and August 2000, the Company received letters from Rockwell Electronic Commerce Corporation claiming that the Company's product utilizes technologies pioneered and patented by that competitor and suggesting that the Company discuss the terms of a potential license of their technologies. In January 2000, Rockwell filed a complaint in the United States District Court for the Northern District of Illinois asserting that the Company had infringed four of its patents identified in Rockwell's previous correspondence. The complaint sought a permanent injunction and unspecified damages. The Court held a hearing in February 2001 to construe key terms in the claims of Rockwell's patents. In January 2002, the Court issued its "Findings of Fact and Conclusions of Law After Trial" in which it construed the key terms of the claims. In November 2002, Rockwell and the Company settled the patent claims by entering into cross licensing agreements utilizing selected patents from each of their portfolios. These agreements settle all litigation between the parties with no prior or future license fees payable by the Company.

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

The Company has been named as a nominal defendant in a shareholder derivative action filed on February 26, 2002 against certain of its present and former directors and officers. The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The Complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company. On August 27, 2002, the plaintiffs filed an Amended Complaint. Because the allegations in this action are similar to those in the federal securities case described above, the parties have jointly moved the court for an order staying this derivative action pending the federal court's decision of the Company's motion to dismiss. If the joint stay motion is allowed no further response to the lawsuit will be due from the defendants until the federal court decides the motion to dismiss.

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

14.    QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company's fiscal quarters in 2002 and 2001. This information has been prepared by the Company on a basis consistent with the Company's audited financial statements. In management's opinion, the quarterly operating results include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented. Basic and diluted loss per share for each quarter is computed using the weighted-average number of shares outstanding during that quarter while basic and diluted loss per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters' basic and diluted loss per share may not equal the full-year basic and diluted loss per share. In addition, due to rounding of each quarters' operating results, the full-year operating results disclosed in the consolidated statements of operations may not equal the sum of each quarters' operating results shown below.

in thousands, except per share amounts	2002				2001

	Quarter ended				Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Total revenues	$5,160	$5,509	$5,223	$5,002	$6,317	$5,867	$4,928	$5,296
Gross profit	3,738	3,815	3,673	3,544	4,123	3,542	3,219	3,774
Net loss	(3,761)	(3,846)	(4,397)	(3,037)	(4,499)	(4,796)	(4,497)	(2,958)
Basic and diluted loss per share	$(0.23)	$(0.23)	$(0.26)	$(0.18)	$(0.27)	$(0.29)	$(0.27)	$(0.18)
Weighted-average number of shares outstanding	16,658	16,694	16,750	16,790	16,380	16,441	16,541	16,568

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 405 concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section in the 2003 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

Directors of the Company.

The information in response to this item is incorporated by reference from the "Proposal No. 1—Election of Directors" section of the 2003 Proxy Statement.

Executive Officers of the Company.

The information in response to this item is set forth in "Item. 1 Business."

ITEM 11.    EXECUTIVE COMPENSATION.

The information in response to this item is incorporated by reference from the sections of the 2003 Proxy Statement captioned "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Stock Price Performance Graph."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in response to this item is incorporated by reference from the section of the 2003 Proxy Statement captioned "Securities Beneficially Owned by Principal Shareholders and Management."

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,581,277	$2.82	2,689,295
Equity compensation plans not approved by security holders	—	—	—
Total	2,581,277	$2.82	2,689,295

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in response to this item is incorporated by reference from the section of the 2003 Proxy Statement entitled "Transactions with Related Parties."

ITEM 14.    CONTROLS AND PROCEDURES.

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.    Exhibits and Financial Statement Schedules.

  1.
  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

  •
  Independent Auditors' Report;
  •
  Consolidated Balance Sheets as of December 31, 2002 and 2001;
  •
  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000;
  •
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000;
  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000; and
  •
  Notes to the Consolidated Financial Statements.

  2.
  The following financial statement schedule is filed as an exhibit to this Report:
  •
  Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

  3.
  The following exhibits are filed as part of this Report:

Exhibit No.		Description of Exhibit

3.1	*	Amended and Restated Articles of Incorporation.
3.2	******	Amended and Restated Bylaws.
4.1	*	Specimen Common Share Certificate of the Registrant.
10.1	*	Employment Agreement dated January 1, 2000, between the Registrant and Kevin G. Kerns.
10.2	**	Amendment No. 1 to Employment Agreement dated December 1, 2000, between the Registrant and Kevin G. Kerns.
10.3	*	2000 Omnibus Incentive Plan.
10.4	****	Amendment No. 1 to the 2000 Omnibus Incentive Plan, as Amended and Restated.
10.5	*	Employee Stock Purchase Plan of 2000.
10.6	*	Form of Indemnity Agreement.
10.7	*	Registration Rights Agreement dated March 19, 1996, between the Registrant and ARCH Venture Fund II, L.P., ARCH II Parallel Fund, L.P. and William Blair Capital Partners V., L.P., as amended.
10.8	*	Amended and Restated Registration Rights Agreement dated November 5, 1999, by and among Silicon Valley Bank, Access Technology Partners, L.P., ARCH Venture Fund III, L.P., and the Registrant.
10.9	***	Executive Stock Pledge, Security and retention Agreement dated April 18, 2001, between the Registrant and Kevin G. Kerns.
10.10	***	Promissory Note made by Kevin G. Kerns in favor of the Registrant dated April 18, 2001.
10.11	*****	Amendment to Executive Stock Pledge, Security and Retention Agreement dated March 25, 2002, between Kevin G. Kerns and the Registrant
10.12	****	Amended Promissory Note made by Kevin G. Kerns in favor of the Registrant effective March 6, 2002.
10.13	#	Loan Termination Agreement made by Kevin G. Kerns in favor of the Registrant effective December 27, 2002.
10.14	***	Executive Stock Pledge, Security and retention Agreement dated April 18, 2001, between the Registrant and Brian Derr.
10.15	***	Promissory Note made by Brian Derr in favor of the Registrant dated April 18, 2001.
10.16	*****	Amendment to Executive Stock Pledge, Security and Retention Agreement dated March 25, 2002, between Brian Derr and the Registrant
10.17	****	Amended Promissory Note made by Brian Derr in favor of the Registrant effective March 6, 2002.
10.18	#	Employment Agreement dated November 26, 2002, between the Registrant and John Repko.
10.19	#	Employment Agreement dated November 27, 2002, between the Registrant and Frank Leonard.
10.20	#	Employment Agreement dated November 27, 2002, between the Registrant and Jeffrey K. Cordes.

10.21	#	Contract of Employment with an effective date of February 4, 2003, between the Registrant's wholly-owned subsidiary Apropos Technology Limited and David Ashworth.
10.22	#	Employment Agreement dated December 23, 2002, between the Registrant and Jeffry Finochairo.
10.23	#	Amendment No 2. to Employment Agreement with an effective date of November 7, 2002, between the Registrant and Kevin G. Kerns.
21	#	Subsidiaries of the Registrant.
23	#	Consent of Ernst & Young LLP.
99.1	#	Certification pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

****  Previously filed with the Commission as an exhibit to the Company's Report on Form 10-K on March 30, 2002, and incorporated herein by reference.

*****  Previously filed with the Commission as an exhibit to the Company's Report on Form 10-Q on May 14, 2002, and incorporated herein by reference.

******  Previously filed with the Commission as an exhibit to the Company's Report on Form 10-Q on November 14, 2002, and incorporated herein by reference.

#  Filed herewith.

B.    Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

C.    Exhibits.

See A.3. of this Item 14.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

Apropos Technology, Inc.
/s/ FRANCIS J. LEONARD Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Names and Signatures	Titles

/s/ KEVIN G. KERNS Kevin G. Kerns	Director, Chief Executive Officer and President (Principal Executive Officer)
/s/ FRANCIS J. LEONARD Francis J. Leonard	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)
/s/ KENNETH D. BARWICK Kenneth D. Barwick	Director
/s/ DAVID N. CAMPBELL David N. Campbell	Director
/s/ KEITH L. CRANDELL Keith L. Crandell	Director
/s/ JAIME W. ELLERTSON Jaime W. Ellertson	Director
/s/ GEORGE B. KOCH George B. Koch	Director

Certifications

I, Kevin G. Kerns, certify that:

1.
I have reviewed this annual report on Form 10-K of Apropos Technology, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003
/s/ KEVIN G. KERNS Kevin G. Kerns, Chief Executive Officer and President

I, Francis J. Leonard, certify that:

1.
I have reviewed this annual report on Form 10-K of Apropos Technology, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.
The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.
The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: March 28, 2003
/s/ FRANCIS J. LEONARD Francis J. Leonard, Chief Financial Officer and Vice President

Schedule II—Valuation and Qualifying Accounts
Apropos Technology, Inc.

(in thousands) Description	Balance at beginning of period	Additions charged to costs and expenses	Charged to other accounts—describe	Deductions—describe	Balance at end of period—describe

Year ended December 31, 2000
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$462	286	—	*286	$462

Year ended December 31, 2001
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$462	491	—	*276	$677

Year ended December 31, 2002
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$677	315	—	*518	$474

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
Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. CONTROLS AND PROCEDURES.
Part IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
Signatures
Schedule II—Valuation and Qualifying Accounts Apropos Technology, Inc.