Form 10-Q
period 2003-03-31
APROPOS TECHNOLOGY INC
filed 2003-05-14
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of April 21, 2003, was 16,702,984.

APROPOS TECHNOLOGY, INC.
TABLE OF CONTENTS

Part I.  Financial Information.

Item 1.  Financial Statements.

Apropos Technology, Inc.
Condensed Consolidated Balance Sheets
In thousands, except share and per share amounts

	March 31 2003	December 31 2002
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$25,959	$19,333
Short-term investments	14,506	22,718
Accounts receivable, less allowances for doubtful accounts of $500 at March 31, 2003 and $474 at December 31, 2002	3,043	2,837
Inventory	267	194
Prepaid expenses and other current assets	1,142	1,016
Total current assets	44,917	46,098

Equipment, net	1,876	2,174
Other assets	225	240
Total assets	$47,018	$48,512

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$217	$127
Accrued expenses	1,800	1,935
Accrued compensation and related accruals	408	658
Advance payments from customers	214	235
Deferred revenues	3,440	2,747
Total current liabilities	6,079	5,702

Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,008,350 shares issued and 16,697,239 shares outstanding at March 31, 2003; 16,971,940 issued and 16,660,829 outstanding at December 31, 2002	170	170
Additional paid-in capital	101,678	101,578
Treasury stock, at cost	(392)	(392)
Accumulated deficit	(60,517)	(58,546)
Total shareholders’ equity	40,939	42,810

Total liabilities and shareholders’ equity	$47,018	$48,512

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
In thousands, except per share amounts

	Quarter ended March 31
	2003	2002
Revenue
Software licenses	$2,061	$2,255
Services and other	3,096	2,905
Total revenue	5,157	5,160

Cost of goods and services
Cost of software	70	61
Cost of services and other	1,157	1,361
Total cost of goods and services	1,227	1,422

Gross margin	3,930	3,738

Operating expenses
Sales and marketing	2,284	3,488
Research and development	1,695	1,991
General and administrative	1,567	2,164
Stock compensation charge	75	107
Restructuring and other charges	448	—
Total operating expenses	6,069	7,750

Loss from operations	(2,139)	(4,012)

Other income (expense)
Interest income	160	267
Other, net	8	(16)
Total other income	168	251

Net loss	$(1,971)	$(3,761)

Basic and diluted net loss per share	$(0.12)	$(0.23)

Weighted-average number of shares outstanding	16,675	16,658

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
In thousands

	Quarter ended March 31
	2003	2002
Cash flows from operating activities
Net loss	$(1,971)	$(3,761)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	318	371
Provision for doubtful accounts	27	41
Stock compensation charge	75	107
Changes in operating assets and liabilities :
Accounts receivable	(233)	35
Inventory	(73)	(14)
Prepaid expenses and other current assets	(126)	(58)
Other assets	15	(80)
Accounts payable	90	35
Accrued expenses	(135)	44
Accrued compensation and related accruals	(250)	86
Advanced payments from customers	(21)	66
Deferred revenue	693	482
Net cash used in operating activities	(1,591)	(2,646)

Cash flows used in investing activities
Maturities and sales of short-term investments	13,682	20,825
Purchases of short-term investments	(5,470)	(18,109)
Purchases of equipment	(20)	(39)
Net cash provided by investing activities	8,192	2,677

Cash flows provided by financing activities
Proceeds from exercise of options	25	34
Net cash provided by financing activities	25	34

Net change in cash and cash equivalents	6,626	65
Cash and cash equivalents, beginning of period	19,333	17,548
Cash and cash equivalents, end of period	$25,959	$17,613

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

1.              Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2002, included with its Annual Report on Form 10-K filed with the SEC on March 31, 2003.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.

2.              Loss Per Share and stock based compensation

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

Stock-Based Compensation

The Company has elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.” The pro forma disclosures required under Statement of Financial Accounting Standards, or SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure–an Amendment of SFAS No. 123” are included below. SFAS No. 123, “Accounting for Stock Based Compensation” permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net loss had compensation expense been recorded for the first quarter of 2003 and 2002, respectively, as determined under the fair value method, is shown below.

	Three months ended March 31
in thousands, except per share amounts	2003	2002

Net loss, as reported	$1,971	$3,761
Less: Stock-based employee compensation expense included in reported net loss	(75)	(107)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	373	377
Net loss, pro forma	$2,269	$4,031
Basic and diluted net loss per share, as reported	$0.12	$0.23
Basic and diluted net loss per share, pro forma	$0.14	$0.24

Options to purchase 2,724,002 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of March 31, 2003, and options to purchase 2,146,463 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of March 31, 2002

3.              Geographic Information

Revenues derived from customers outside of North America accounted for 27.1% and 30.5% of the Company’s total revenues in the quarters ended March 31, 2003 and 2002, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company’s long-lived assets located outside the United States are not considered material.

4.              Litigation and contingencies

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company’s initial public offering.  These litigations are allegedly brought on behalf of purchasers of the Company’s stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000.  The plaintiffs seek unspecified damages.  In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints.  On March 31, 2003, the Court issued its decision on the motion of the Company and other defendants to dismiss the case, granting that motion in part and denying it in part.  The Company has moved the Court for reconsideration of, or alternatively for permission to file an immediate appeal as to, that portion of the order denying the motion.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

The Company has been named as a nominal defendant in a shareholder derivative action filed in February 2002 against certain of its present and former directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company.  In August 2002, the plaintiffs filed an amended complaint.  The defendants, including the Company, intend to move to dismiss the Amended Complaint in its entirety.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company’s initial public offering (“IPO”).  This lawsuit alleges, among other things, that the underwriters of the

Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s stock in the aftermarket as conditions of receiving shares in the Company’s IPO.  The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages.  The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management.  In July 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants.  This motion is currently pending.  In October 2002, the Court approved a stipulation providing for the dismissal of the individual defendants without prejudice.  In February 2003, the Court issued a decision granting in part and denying in part the motion to dismiss the litigation filed by the Company and the other issuer defendants.  The claims against the Company under the antifraud provisions of the securities laws were dismissed with prejudice; the claims under the registration provisions of the securities laws were not dismissed as to the Company or virtually any other issuer defendant.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes that the claims against it are without merit, and intends to defend the litigation vigorously.

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

5.              Restructuring and other charges

In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.  As of March 31, 2003, there was approximately $141,000 included in Accrued expenses in the Condensed Consolidated Balance Sheet for undisbursed payments related to the restructuring charge.  The Company estimates these funds will be disbursed over the next quarter.

As of December 31, 2002, there was approximately $420,000 included in Accrued expenses in the Condensed Consolidated Balance Sheet for undisbursed payments related to the restructuring charge in the third quarter of 2002.  As of March 31, 2003, there was approximately $133,000 included in Accrued expenses in the Condensed Consolidated Balance Sheet for undisbursed payments related to the restructuring charge in the third quarter of 2002.  The Company estimates these funds will be disbursed over the next two quarters.

Reconciliation of the restructuring liability, as of March 31, 2003, is as follows:

in thousands	Balance as of 12/31/02	2003 Charge to the Statement of Operations	Cash payments	Balance as of 3/31/03

Employee termination costs	$396	$448	$594	$250
Other	24	—	—	24
	$420	$448	$594	$274

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services.  The Company also derives revenue from reimbursable costs that are invoiced to the customer.  Revenue from reimbursable costs constituted 1.2% and 1.7% of the Company’s total revenue for the first quarter of 2003 and 2002, respectively, and is included in revenue from services and other.

The Company markets its solution to its clients primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 27.4% and 20.8% of the Company’s total revenue for the first quarter of 2003 and 2002, respectively.  Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

Sales to clients outside the United States accounted for 27.1% and 30.5% of the Company’s total revenue during the first quarter of 2003 and 2002, respectively.  Management expects the portion of the Company’s total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

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

Allowance for doubtful accounts.  The Company maintains an allowance for doubtful accounts to reflect the expected uncollectability of accounts receivable based on past collection history and specific risks identified among uncollected accounts.  Accounts receivable are charged to the allowance for doubtful accounts when the Company has determined that the receivable will not be collected.  Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.

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

	Quarter ended March 31
	2003	2002
Revenue
Software licenses	40.0%	43.7%
Services and other	60.0	56.3
Total revenue	100.0	100.0

Costs of goods and services
Cost of software	1.4	1.2
Cost of services and other	22.4	26.4
Total costs of goods and services	23.8	27.6

Gross margin	76.2	72.4

Operating expenses
Sales and marketing	44.3	67.6
Research and development	32.9	38.6
General and administrative	30.3	41.9
Stock compensation charge	1.5	2.1
Restructuring and other charges	8.7	0.0
Total operating expenses	117.7	150.2

Operating loss	(41.5)	(77.8)

Other income (expense)	3.3	4.9

Net Loss	(38.2)%	(72.9)%

Quarter Ended March 31, 2003, Compared to Quarter Ended March 31, 2002

Revenue. Revenue remained relatively unchanged at $5.2 million in the quarter ended March 31, 2003, from $5.2 million in the quarter ended March 31, 2002.

Revenue from software licenses decreased 8.6% to $2.1 million in the quarter ended March 31, 2003, from $2.3 million in the quarter ended March 31, 2002.  The Company principally attributes this decrease in software revenue to fewer new customers added in the first quarter of 2003 compared to the first quarter of 2002.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, increased 6.6% to $3.1 million in the quarter ended March 31, 2003, from $2.9 million in the quarter ended March 31, 2002.  An increase in customer support revenue to $2.2 in the first quarter of 2003 from $1.8 million in the first quarter of 2002 as a result of the Company’s expanding customer base was partially offset by lower professional services revenue and related reimbursable costs due to fewer customers purchasing new systems.

Gross margin. Gross margins improved to 76.2% of total revenue in the quarter ended March 31, 2003, from 72.4% of total revenue in the quarter ended March 31, 2002. With implementation and customer staff support utilization relatively unchanged for the comparable period, this improvement is due primarily to lower hardware sales and lower reimbursable costs, both of which provide no gross margin.

Gross margins from software licenses decreased to 96.6% of software revenue in the quarter ended March 31, 2003 from 97.3% of software revenue in the quarter ended March 31, 2002. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 62.6% of services and other revenue in the quarter ended March 31, 2003, and 53.1% of services and other revenue in the quarter ended March 31, 2002.  This improvement is due primarily to lower hardware sales and lower reimbursable costs, both of which provide no gross margin.

Operating expenses. Operating expenses decreased 21.7% to $6.1 million in the quarter ended March 31, 2003, from $7.8 million in the quarter ended March 31, 2002.  This decrease primarily reflects lower staffing levels in the first quarter 2003 compared to the first quarter 2002. Total operating headcount decreased by 30.5% to 98 employees at March 31, 2003, from 141 employees at March 31, 2002. As a percentage of total revenue, operating expenses were 117.7% in the first quarter ended March 31, 2003, and 150.2% in the first quarter ended March 31, 2002.

Sales and marketing expenses decreased 34.5% to $2.3 million in the first quarter ended March 31, 2003, from $3.5 million in the first quarter ended March 31, 2002.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 14.9% to $1.7 million in the first quarter ended March 31, 2003, from $2.0 million in the first quarter ended March 31, 2002.  The decrease in research and development expenses related primarily from reductions in personnel, and to a lesser extent by a decreased use of outside consultants.

General and administrative expenses decreased 27.6% to $1.6 million in the first quarter ended March 31, 2003, from $2.2 million in the first quarter ended March 31, 2002.  The decreases in general and administrative expenses were primarily due to lower personnel costs related to fewer personnel, lower professional fees and lower facility costs related to subletting a portion of one facility.  These decreases were offset to a lesser extent by higher insurance costs.

Stock compensation charge decreased 29.9% to $75,000 in the first quarter ended March 31, 2003, from $107,000 in the first quarter ended March 31, 2002. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company.

Restructuring and other charges.  In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.  As of March 31, 2003, there was approximately $141,000 included in Accrued expenses in the Condensed Consolidated Balance Sheet for undisbursed payments related to this restructuring charge.  The Company estimates these funds will be disbursed over the next quarter.

Other income and expense. Interest income was $160,000 in the first quarter ended March 31, 2003, and $267,000 in the first quarter ended March 31, 2002. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of March 31, 2003, the Company had approximately $50.6 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $7.8 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Net loss per share decreased 47.6% to $0.12 in the first quarter ended March 31, 2003, from $0.23 in the first quarter ended March 31, 2002. The decrease in the loss per share is the result of a smaller net loss of $2.0 million for the three months ended March 31, 2003 compared to $3.8 million net loss for the three months ended March 31, 2002.  The number of shares used to compute net loss per share increased 0.1% to 16.7 million in the first quarter ended March 31, 2003, from 16.6 million in the first quarter ended March 31, 2002.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans offset by treasury shares acquired in the fourth quarter of 2002.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $1.6 million and $2.6 million in the first quarter of 2003 and 2002, respectively.  The operating cash outflows for these periods resulted from net losses experienced in each of the periods.  The cash used in operations was offset in both periods by non-cash charges for amortization of stock-based compensation and depreciation as well as higher amounts of unearned revenue.

The Company’s investing activities resulted in net cash inflows of $8.2 million and $2.7 million in the first quarter of 2003 and 2002, respectively.  This inflow was primarily the result of a decision by management to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  These inflows were offset by capital expenditures of $20,000 and $39,000 in the first quarter of 2003 and 2002, respectively.

Financing activities generated $25,000 and $34,000 in cash in the first quarter of March 31, 2003 and 2002, respectively.  These funds were generated from proceeds received from stock option exercises.

The Company believes that its capital requirements, in large part, depend on future results of operations and, ultimately, achievement of profitability. The Company expects to devote resources to research and development efforts, expand sales channels, marketing programs with an emphasis on lead generation opportunities, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the existing cash and short-term investment balances will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $14.5 million at March 31, 2003. The Company’s short-term investments consist primarily of highest grade commercial paper and government agency bonds. The Company considers all investments with original maturities of less than one year, but greater than 90 days from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 4 to the Company’s unaudited condensed consolidated financial statements in Item 1 – Part I of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)          The following exhibits are included herein:

99.1                      Certification pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the

Sarbanes-Oxley Act of 2002.

(b)         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2003.

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

3                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ FRANCIS J. LEONARD
Francis J. Leonard, Chief Financial Officer and Vice President