Form 10-Q
period 2003-06-30
APROPOS TECHNOLOGY INC
filed 2003-08-14
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of July 31, 2003, was 16,830,969.

APROPOS TECHNOLOGY, INC.

Part I.     Financial Information.

Item 1.    Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30 2003	December 31 2002
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$31,775	$19,333
Short-term investments	7,605	22,718
Accounts receivable, less allowances for doubtful accounts of $448 at June 30, 2003 and $474 at December 31, 2002	2,766	2,837
Inventory	255	194
Prepaid expenses and other current assets	1,109	1,016
Total current assets	43,510	46,098

Equipment, net	1,614	2,174
Other assets	229	240
Total assets	$45,353	$48,512

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$177	$127
Accrued expenses	1,397	1,935
Accrued compensation and related accruals	396	658
Advance payments from customers	121	235
Deferred revenues	3,628	2,747
Total current liabilities	5,719	5,702

Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,110,089 shares issued and 16,798,978 shares outstanding at June 30, 2003; 16,971,940 issued and 16,660,829 outstanding at December 31, 2002	171	170
Additional paid-in capital	101,835	101,578
Treasury stock, at cost	(392)	(392)
Accumulated deficit	(61,980)	(58,546)
Total shareholders’ equity	39,634	42,810

Total liabilities and shareholders’ equity	$45,353	$48,512

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Revenue
Software licenses	$1,587	$2,297	$3,648	$4,553
Services and other	3,069	3,212	6,165	6,116
Total revenue	4,656	5,509	9,813	10,669

Cost of goods and services
Cost of software	133	168	203	229
Cost of services and other	1,175	1,526	2,332	2,887
Total cost of goods and services	1,308	1,694	2,535	3,116

Gross margin	3,348	3,815	7,278	7,553

Operating expenses
Sales and marketing	1,924	3,920	4,208	7,409
Research and development	1,500	2,033	3,195	4,024
General and administrative	1,424	1,845	2,991	4,008
Stock compensation charge	75	107	150	214
Restructuring and other charges	—	—	448	—
Total operating expenses	4,923	7,905	10,992	15,655

Loss from operations	(1,575)	(4,090)	(3,714)	(8,102)

Other income (expense)
Interest income	123	244	283	512
Other, net	(12)	—	(4)	(17)
Total other income (expense)	111	244	279	495

Net loss	$(1,464)	$(3,846)	$(3,435)	$(7,607)

Basic and diluted net loss per share	$(0.09)	$(0.23)	$(0.21)	$(0.46)

Weighted-average number of shares outstanding	16,729	16,694	16,702	16,676

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Six months ended June 30
	2003	2002
Cash flows from operating activities
Net loss	$(3,435)	$(7,607)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	606	730
Provision for doubtful accounts	27	86
Stock compensation charge	150	214
Changes in operating assets and liabilities :
Accounts receivable	44	477
Inventory	(61)	27
Prepaid expenses and other current assets	(92)	(223)
Other assets	10	(76)
Accounts payable	50	(25)
Accrued expenses	(538)	(307)
Accrued compensation and related accruals	(261)	62
Advanced payments from customers	(114)	56
Deferred revenue	881	140
Net cash used in operating activities	(2,733)	(6,446)

Cash flows used in investing activities
Maturities and sales of short-term investments	20,593	36,282
Purchases of short-term investments	(5,470)	(32,812)
Purchases of equipment	(46)	(202)
Net cash provided by investing activities	15,067	3,268

Cash flows provided by financing activities
Proceeds from exercise of options	54	45
Proceeds from employee stock purchase plan	54	89
Net cash provided by financing activities	108	134

Net change in cash and cash equivalents	12,442	(3,044)
Cash and cash equivalents, beginning of period	19,333	17,548
Cash and cash equivalents, end of period	$31,775	$14,504

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net loss had compensation expense been recorded for the three and six months ended June 30, 2003 and 2002, respectively, as determined under the fair value method, is shown below.

	Three months ended June 30		Six months ended June 30
in thousands, except per share amounts	2003	2002	2003	2002

Net loss, as reported	$1,464	$3,846	$3,435	$7,607
Less: Stock-based employee compensation expense included in reported net loss	(75)	(107)	(150)	(214)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	327	393	669	771
Net loss, pro forma	$1,716	$4,132	$3,984	$8,164
Basic and diluted net loss per share, as reported	$0.09	$0.23	$0.21	$0.46
Basic and diluted net loss per share, pro forma	$0.10	$0.25	$0.24	$0.49

Options to purchase 2,958,910 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of June 30, 2003, and options to purchase 2,331,407 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of June 30, 2002

3.     Geographic Information

Revenues derived from customers outside of North America accounted for 25.4% and 32.3% of the Company’s total revenues in the three months ended June 30, 2003 and 2002, respectively, and 26.3% and 31.4% of the Company’s total revenues in the six months ended June 30, 2003 and 2002, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company’s long-lived assets located outside the United States are not considered material.

4.     Litigation and contingencies

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company’s initial public offering.  These litigations are allegedly brought on behalf of purchasers of the Company’s stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000.  The plaintiffs seek unspecified damages.  In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints.  On March 31, 2003, the Court issued its decision on the motion of the Company and other defendants to dismiss the case, granting that motion in part and denying it in part.  The Court has declined to grant the Company’s subsequent motion for reconsideration of, or, alternatively, for permission to file an immediate appeal as to, that portion of the March 31, 2003 order not granting the motion to dismiss.  The discovery process in the case has now begun.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

The Company has been named as a nominal defendant in a shareholder derivative action filed in February 2002 against certain of its present and former directors and officers.  The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants’ fiduciary duties to the Company.  The complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company.  In August 2002, the plaintiffs filed an amended complaint.  The parties have jointly asked the court to stay the action in its entirety pending the outcome of the above-described securities cases in Chicago.  Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

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

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation.  If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants.  If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPOs.

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers’ directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer’s insurance coverage were insufficient to pay that issuer’s allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously.  Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify it for the legal fees and other costs of defending this suit. While the Company cannot guarantee the outcome of these proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

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

5.     Restructuring and other charges

In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.  As of June 30, 2003, these funds were fully disbursed.

As of December 31, 2002, there was approximately $420,000 included in Accrued expenses in the Condensed Consolidated Balance Sheet for undisbursed payments related to the restructuring charge in the third quarter of 2002.  As of June 30, 2003, there was approximately $64,000 included in Accrued expenses in the Condensed Consolidated Balance Sheet for undisbursed payments related to the restructuring charge in the third quarter of 2002.  The Company estimates these funds will be disbursed over the next quarter.

Reconciliation of the restructuring liability, as of June 30, 2003, is as follows:

in thousands	Balance as of 12/31/02	2003 Charge to the Statement of Operations	Cash payments	Balance as of 6/30/03

Employee termination costs	$396	$448	$791	$53
Other	24	—	13	11
	$420	$448	$804	$64

6.     Subsequent events

On July 21, 2003, the Company announced it has taken additional actions to reduce its costs.  The Company reduced its workforce by approximately 25%.  As a result of these and other actions, the Company expects to reduce annualized costs by approximately $4.0 million when fully implemented.  The Company also anticipates these actions, principally for severance costs, will result in restructuring and other charges in the third quarter of approximately $900,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  Risks include availability of insurance coverage in connection with the litigation described in note 4 to the Financial Statements and other matters detailed under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services.  The Company also derives revenue from reimbursable costs that are invoiced to the customer.  Revenue from reimbursable costs constituted 1.0% and 2.2% of the Company’s total revenue for the three months ended June 30, 2003 and 2002, respectively, and 1.1% and 2.0% of the Company’s total revenue for the six months ended June 30, 2003 and 2002, respectively, and is included in revenue from services and other.

The Company markets its solution to its clients primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 24.2% and 21.7% of the Company’s total revenue for the three months ended June 30, 2003 and 2002, respectively, and 25.9% and 21.3% of the Company’s total revenue for the six months ended June 30, 2003 and 2002, respectively.  Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

Although the Company enters into general sales contracts with its clients and resellers, none of its clients or resellers is obligated to purchase its product or its services pursuant to these contracts. The Company relies on its clients and resellers to submit purchase orders for its products and services. All of the Company’s sales contracts contain provisions regarding the following:

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

•                  concerns that the Company’s client may have about its limited operating history and track record and the Company’s size and financial strength compared to many of its larger competitors;

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

Revenues derived from customers outside North America accounted for 25.4% and 32.3% of the Company’s total revenues in the three months ended June 30, 2003 and 2002, respectively, and 26.3% and 31.4% of the Company’s total revenues in the six months ended June 30, 2003 and 2002, respectively.  Management expects the portion of the Company’s total revenue derived from sales to customers outside North America to be comparable in the foreseeable future.

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

Operating expenses.  The Company generally recognizes its operating expenses as they are incurred. Sales and marketing expenses consist primarily of compensation, commission, and travel expenses along with other marketing expenses, including trade shows, public relations, telemarketing campaigns, and other promotional expenses. Research and development expenses consist primarily of compensation expenses for personnel and, to a lesser extent, independent contractors. General and administrative expenses consist primarily of compensation for administrative, financial, and information technology personnel and a number of non-allocable costs, including professional fees, legal fees, accounting fees, and bad debts.

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

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Revenue
Software licenses	34.1%	41.7%	37.2%	42.7%
Services and other	65.9%	58.3%	62.8%	57.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	2.9%	3.0%	2.1%	2.1%
Cost of services and other	25.2%	27.7%	23.7%	27.1%
Total costs of goods and services	28.1%	30.7%	25.8%	29.2%

Gross margin	71.9%	69.3%	74.2%	70.8%

Operating expenses
Sales and marketing	41.3%	71.2%	42.9%	69.4%
Research and development	32.2%	36.9%	32.5%	37.7%
General and administrative	30.6%	33.5%	30.5%	37.6%
Stock compensation charge	1.6%	1.9%	1.5%	2.0%
Restructuring and other charges	0.0%	0.0%	4.6%	0.0%
Total operating expenses	105.7%	143.5%	112.0%	146.7%

Operating loss	(33.8)%	(74.2)%	(37.8)%	(75.9)%

Other income (expense)	2.4%	4.4%	2.8%	4.6%

Net Loss	(31.4)%	(69.8)%	(35.0)%	(71.3)%

Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

Revenue. Revenue decreased 15.5% to $4.7 million in the quarter ended June 30, 2003, from $5.5 million in the quarter ended June 30, 2002.

Revenue from software licenses decreased 30.9% to $1.6 million in the quarter ended June 30, 2003, from $2.3 million in the quarter ended June 30, 2002.  The Company attributes this decrease in software revenue primarily to fewer new customers added in the second quarter of 2003 compared to the second quarter of 2002.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, decreased 4.5% to $3.1 million in the quarter ended June 30, 2003, from $3.2 million in the quarter ended June 30, 2002.  An increase in customer support revenue to $2.2 in the second quarter of 2003 from $1.8 million in the second quarter of 2002 as a result of the Company’s expanding customer base was more than offset by lower professional services revenue and related reimbursable costs due to fewer customers purchasing new systems.

Gross margin. Gross margins improved to 71.9% of total revenue in the quarter ended June 30, 2003, from 69.3% of total revenue in the quarter ended June 30, 2002. With implementation and customer staff support utilization relatively unchanged for the comparable period, this improvement is due primarily to lower hardware sales and lower reimbursable costs, both of which provide little or no gross margin.

Gross margins from software licenses decreased to 91.6% of software revenue in the quarter ended June 30, 2003 from 92.7% of software revenue in the quarter ended June 30, 2002. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 61.7% of services and other revenue in the quarter ended June 30, 2003, and 52.5% of services and other revenue in the quarter ended June 30, 2002.  This improvement is due primarily to lower hardware sales and lower reimbursable costs, both of which provide little or no gross margin.

Operating expenses. Operating expenses decreased 37.7% to $4.9 million in the quarter ended June 30, 2003, from $7.9 million in the quarter ended June 30, 2002.  This decrease primarily reflects lower staffing levels in the second quarter 2003 compared to the second quarter 2002. Total operating headcount decreased by 36.0% to 96 employees at June 30, 2003, from 150 employees at June 30, 2002. As a percentage of total revenue, operating expenses were 105.7% in the quarter ended June 30, 2003, and 143.5% in the quarter ended June 30, 2002.

Sales and marketing expenses decreased 50.9% to $1.9 million in the quarter ended June 30, 2003, from $3.9 million in the quarter ended June 30, 2002.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 26.2% to $1.5 million in the quarter ended June 30, 2003, from $2.0 million in the quarter ended June 30, 2002.  The decrease in research and development expenses related primarily from reductions in personnel, and to a lesser extent by a decreased use of outside consultants.

General and administrative expenses decreased 22.8% to $1.4 million in the quarter ended June 30, 2003, from $1.8 million in the quarter ended June 30, 2002.  The decreases in general and administrative expenses were primarily due to lower personnel costs related to fewer personnel, lower bad debt expense and lower facility costs related to subletting a portion of one facility.  These decreases were offset to a lesser extent by higher insurance costs.

Stock compensation charge decreased 29.9% to $75,000 in the quarter ended June 30, 2003, from $107,000 in the quarter ended June 30, 2002. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company and full vesting of the underlying options.

Other income and expense. Interest income was $123,000 in the quarter ended June 30, 2003, and $244,000 in the quarter ended June 30, 2002. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of June 30, 2003, the Company had approximately $51.8 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $8.0 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Net loss per share decreased 62.0% to $0.09 in the quarter ended June 30, 2003, from $0.23 in the quarter ended June 30, 2002. The decrease in the loss per share is the result of a smaller net loss of $1.5 million for the three months ended June 30, 2003 compared to $3.8 million net loss for the three months ended June 30, 2002.  The number of shares used to compute net loss per share increased 0.2% to 16.7 million in the quarter ended June 30, 2003, from 16.7 million in the quarter ended June 30, 2002.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans offset by treasury shares acquired in the fourth quarter of 2002.

Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

Revenue. Revenue decreased 8.0% to $9.8 million in the six months ended June 30, 2003, from $10.7 million in the six months ended June 30, 2002.

Revenue from software licenses decreased 19.9% to $3.6 million in the six months ended June 30, 2003, from $4.6 million in the six months ended June 30, 2002.  The Company attributes this decrease in software revenue primarily to fewer new customers added in the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, increased 0.8% to $6.2 million in the six months ended June 30, 2003, from $6.1 million in the six months ended June 30, 2002.  An increase in customer support revenue to $4.5 in the six months ended June 30, 2003 from $3.7 million in the six months ended June 30, 2002 as a result of the Company’s expanding customer base was offset by lower professional services revenue and related reimbursable costs due to fewer customers purchasing new systems.

Gross margin. Gross margins improved to 74.2% of total revenue in the six months ended June 30, 2003, from 70.8% of total revenue in the six months ended June 30, 2002. With implementation and customer staff support utilization relatively unchanged for the comparable period, this improvement is due primarily to lower hardware sales and lower reimbursable costs, both of which provide little or no gross margin.

Gross margins from software licenses decreased to 94.4% of software revenue in the six months ended June 30, 2003 from 95.0% of software revenue in the six months ended June 30, 2002. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 62.2% of services and other revenue in the six months ended June 30, 2003, and 52.8% of services and other revenue in the six months ended June 30, 2002.  This improvement is due primarily to lower hardware sales and lower reimbursable costs, both of which provide little or no gross margin.

Operating expenses. Operating expenses decreased 29.8% to $11.0 million in the six months ended June 30, 2003, from $15.7 million in the six months ended June 30, 2002.  This decrease primarily reflects lower staffing levels in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Total operating headcount decreased by 36.0% to 96 employees at June 30, 2003, from 150 employees at June 30, 2002. As a percentage of total revenue, operating expenses were 112.0% in the six months ended June 30, 2003, and 146.7% in the six months ended June 30, 2002.

Sales and marketing expenses decreased 43.2% to $4.2 million in the six months ended June 30, 2003, from $7.4 million in the six months ended June 30, 2002.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 20.6% to $3.2 million in the six months ended June 30, 2003, from $4.0 million in the six months ended June 30, 2002.  The decrease in research and development expenses related primarily from reductions in personnel, and to a lesser extent by a decreased use of outside consultants.

General and administrative expenses decreased 25.4% to $3.0 million in the six months ended June 30, 2003, from $4.0 million in the six months ended June 30, 2002.  The decrease in general and administrative expenses was primarily due to lower personnel costs related to fewer personnel, lower bad debt expense, lower professional fees, and lower facility costs related to subletting a portion of one facility.  These decreases were offset to a lesser extent by higher insurance costs.

Stock compensation charge decreased 29.9% to $150,000 in the six months ended June 30, 2003, from $214,000 in the six months ended June 30, 2002. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company and full vesting of the underlying options.

Restructuring and other charges.  In the six months ended June 30, 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.  As of June 30, 2003, all funds were disbursed.

Other income and expense. Interest income was $283,000 in the six months ended June 30, 2003, and $512,000 in the six months ended June 30, 2002. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of June 30, 2003, the Company had approximately $51.8 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $8.0 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Net loss per share decreased 54.9% to $0.21 in the six months ended June 30, 2003, from $0.46 in the six months ended June 30, 2002. The decrease in the loss per share is the result of a smaller net loss of $3.4 million for the six months ended June 30, 2003 compared to $7.6 million net loss for the six months ended June 30, 2002.  The number of shares used to compute net loss per share increased 0.2% to 16.7 million in the six months ended June 30, 2003, from 16.7 million in the six months ended June 30, 2002.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans offset by treasury shares acquired in the fourth quarter of 2002.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $2.7 million and $6.4 million in the six months ended June 30, 2003 and 2002, respectively.  The operating cash outflows for these periods resulted from net losses experienced in each of the periods.  The cash used in operations was offset in part in both periods by non-cash charges for amortization of stock-based compensation and depreciation as well as higher amounts of unearned revenue.

The Company’s investing activities resulted in net cash inflows of $15.1 million and $3.3 million in the six months ended June 30, 2003 and 2002, respectively.  This inflow was primarily the result of a decision by management to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  These inflows were offset in part by capital expenditures of $46,000 and $202,000 in the six months ended June 30, 2003 and 2002, respectively.

Financing activities generated $108,000 and $134,000 in cash in the six months ended June 30, 2003 and 2002, respectively.  These funds were generated from proceeds received from stock issuances related to the Company’s stock option and employee stock purchase plans.

The Company believes that its capital requirements, in large part, depend on future results of operations and, ultimately, achievement of profitability. The Company expects to devote resources to research and development efforts, expand sales channels and marketing programs with an emphasis on lead generation opportunities, fund capital expenditures, and provide for working capital and other general corporate purposes. Management believes that the existing cash and short-term investment balances will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $7.6 million at June 30, 2003. The Company’s short-term investments consist primarily of highest grade commercial paper and government agency bonds. The Company considers all investments with original maturities of less than one year, but greater than 90 days from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 5, 2003, the Company’s annual meeting of shareholders was held and the following matters were voted on:

The following individuals were elected to the board of directors to serve until the 2006 annual meeting of stockholders and thereafter until their successors are duly elected and qualified:

Nominee	Votes for	Votes against	Votes abstained	Broker non-votes
Donald A. DeLoach	13,808,086	137,270	0	0
Kevin G. Kerns	13,229,402	715,954	0	0

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   The following exhibits are included herein:

31.1             Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2             Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

A Form 8-K, dated April 22, 2003 was filed on April 24, 2003 in response to Items 7, 9 and 12 to file a press release announcing our financial results for the quarter ended March 31, 2003 and to file supplemental information related thereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2003.

Apropos Technology, Inc.

/s/FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)