Form 10-Q
period 2003-09-30
APROPOS TECHNOLOGY INC
filed 2003-11-14
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of October 31, 2003, was 16,898,260.

APROPOS TECHNOLOGY, INC.

Part I.              Financial Information.

Item 1.           Financial Statements.

Apropos Technology, Inc.
Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	September 30 2003	December 31 2002
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$37,753	$19,333
Short-term investments	1,149	22,718
Accounts receivable, less allowances for doubtful accounts of $265 at September 30, 2003 and $474 at December 31, 2002	2,449	2,837
Inventory	159	194
Prepaid expenses and other current assets	594	1,016
Total current assets	42,104	46,098

Equipment, net	1,060	2,174
Other assets	231	240
Total assets	$43,395	$48,512

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$133	$127
Accrued expenses	1,338	1,515
Accrued restructuring	573	420
Accrued compensation and related accruals	271	658
Advance payments from customers	119	235
Deferred revenues	3,437	2,747
Total current liabilities	5,871	5,702

Accrued restructuring, less current portion	659	—
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,176,648 shares issued and 16,865,537 shares outstanding at September 30, 2003; 16,971,940 issued and 16,660,829 outstanding at December 31, 2002	172	170
Additional paid-in capital	102,066	101,578
Treasury stock, at cost	(392)	(392)
Accumulated deficit	(64,981)	(58,546)
Total shareholders’ equity	36,865	42,810

Total liabilities and shareholders’ equity	$43,395	$48,512

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Operations

(Unaudited)
In thousands, except per share amounts

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Revenue
Software licenses	$1,677	$2,085	$5,326	$6,638
Services and other	3,034	3,138	9,199	9,255
Total revenue	4,711	5,223	14,525	15,893

Cost of goods and services
Cost of software	91	81	294	310
Cost of services and other	1,003	1,469	3,336	4,356
Total cost of goods and services	1,094	1,550	3,630	4,666

Gross margin	3,617	3,673	10,895	11,227

Operating expenses
Sales and marketing	1,628	3,443	5,836	10,852
Research and development	1,117	1,967	4,312	5,991
General and administrative	1,475	1,929	4,466	5,937
Stock compensation charge	75	107	225	322
Restructuring and other charges	2,427	869	2,875	869
Total operating expenses	6,722	8,315	17,714	23,971

Loss from operations	(3,105)	(4,642)	(6,819)	(12,744)

Other income (expense)
Interest income	99	236	382	748
Other, net	5	9	2	(7)
Total other income (expense)	104	245	384	741

Net loss	$(3,001)	$(4,397)	$(6,435)	$(12,003)

Basic and diluted net loss per share	$(0.18)	$(0.26)	$(0.38)	$(0.72)

Weighted-average number of shares outstanding	16,842	16,750	16,749	16,754

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Cash Flows

(Unaudited)
In thousands

	Nine months ended September 30
	2003	2002
Cash flows from operating activities
Net loss	$(6,435)	$(12,003)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	845	1,076
Provision for doubtful accounts	36	275
Stock compensation charge	225	322
Non-cash portion of restructuring charge	392
Changes in operating assets and liabilities :
Accounts receivable	353	882
Inventory	35	82
Prepaid expenses and other current assets	422	37
Other assets	8	20
Accounts payable	7	(383)
Accrued expenses	635	412
Accrued compensation and related accruals	(387)	162
Advanced payments from customers	(116)	34
Deferred revenue	689	109
Net cash used in operating activities	(3,291)	(8,975)

Cash flows used in investing activities
Maturities and sales of short-term investments	27,039	42,447
Purchases of short-term investments	(5,470)	(32,812)
Purchases of equipment	(123)	(256)
Net cash provided by investing activities	21,446	9,379

Cash flows provided by financing activities
Proceeds from exercise of options	211	48
Proceeds from employee stock purchase plan	54	89
Net cash provided by financing activities	265	137

Net change in cash and cash equivalents	18,420	541
Cash and cash equivalents, beginning of period	19,333	17,548
Cash and cash equivalents, end of period	$37,753	$18,089

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net loss had compensation expense been recorded for the three and nine months ended September 30, 2003 and 2002, respectively, as determined under the fair value method, is shown below.

	Three months ended September 30		Nine months ended September 30
in thousands, except per share amounts	2003	2002	2003	2002

Net loss, as reported	$3,001	$4,397	$6,435	$12,003
Less: Stock-based employee compensation expense included in reported net loss	(75)	(107)	(225)	(322)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	296	413	995	1,184
Net loss, pro forma	$3,222	$4,703	$7,205	$12,865
Basic and diluted net loss per share, as reported	$0.18	$0.26	$0.38	$0.72
Basic and diluted net loss per share, pro forma	$0.19	$0.28	$0.43	$0.77

Options to purchase 2,690,615 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of September 30, 2003, and options to purchase 2,373,232 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of September 30, 2002.

3.              Geographic Information

Revenues derived from customers outside of North America accounted for 21.7% and 20.9% of the Company’s total revenues for the three months ended September 30, 2003 and 2002, respectively, and 24.8% and 28.0% of the Company’s total revenues for the nine months ended September 30, 2003 and 2002, respectively.

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

5.              Restructuring and other charges

In the third quarter of 2003, the Company conducted an extensive review of its operations to better align its operating cost structure with current revenue levels.  This review focused on staffing levels, facility needs and long-lived assets utilized in the business.  As a result of this review, the Company recorded a Restructuring and other charges of $2.4 million.  This charge was comprised of three components:  a charge related to staff reductions of $738,000, a facility termination charge of $1.3 million and an asset impairment charge of $345,000.  The staff reduction charge related to staff reductions of 33 persons in July 2003.  The charge for staff reductions was based on the severance payments and residual benefits to be paid.  The facility termination charge related to leased space that the Company ceased use on August 31, 2003.  This facility termination charge is comprised of future lease obligations and related expenses offset by anticipated income from subletting the space.  This facility termination charge also includes $47,000 related to disposal of assets that were abandoned as part of the exit plan.  The asset impairment charge related to software infrastructure systems and furniture and fixtures.  As a result of these staff reductions, these assets no longer provided benefit to the Company and therefore abandoned.  The asset impairment charge was based on the net book value of the assets as of September 30, 2003, the date of abandonment.

In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.  As of September 30, 2003, these funds were fully disbursed.

In the third quarter of 2002, the Company recorded a Restructuring and other charges of $869,000.  This charge related to staff reductions of 18 persons, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs.  As of December 31, 2002, there was approximately $420,000 included in Accrued restructuring in the Balance Sheet for undisbursed payments related to this restructuring charge.

As of September 30, 2003, there was approximately $1,232,000 included in Accrued restructuring, of which approximately $659,000 has been classified as non-current, in the Balance Sheet for undisbursed payments related to the restructuring charges in the third quarter of 2003 and 2002.  There is approximately $17,000 related to the staff reductions in the third quarter of 2002, which the Company estimates will be disbursed over the next quarter.  There is approximately $24,000 related to the staff reductions in the third quarter of 2003 which the Company estimates will be disbursed over the next quarter.  There is approximately $1,191,000, of which $659,000 is classified as non-current, related to the facility termination costs which the Company estimates will be disbursed over remaining life of the lease through the second quarter of 2006.

Reconciliation of the restructuring liability, as of September 30, 2003, is as follows:

In thousands	Balance as of 12/31/02	2003 Charge to the Statement of Operations	Cash payments	Non-cash charge offs	Balance as of 9/30/03

Employee termination costs	$396	$1,186	$1,552	$—	$30
Facility termination costs	—	1,344	106	47	1,191
Asset impairment charge	—	345	—	345	—
Other	24	—	13	—	11
	$420	$2,875	$1,671	$392	$1,232

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

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services.  The Company also derives revenue from reimbursable costs that are invoiced to the customer.  Revenue from reimbursable costs constituted 1.3% and 1.7% of the Company’s total revenue for the three months ended September 30, 2003 and 2002, respectively, and 1.2% and 1.9% of the Company’s total revenue for the nine months ended September 30, 2003 and 2002, respectively, and is included in revenue from services and other.

The Company markets its solution to its clients primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 28.7% and 19.1% of the Company’s total revenue for the three months ended September 30, 2003 and 2002, respectively, and 26.8% and 20.6% of the Company’s total revenue for the nine months ended September 30, 2003 and 2002, respectively.   Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

Revenues derived from customers outside North America accounted for 21.7% and 20.9% of the Company’s total revenues in the three months ended September 30, 2003 and 2002, respectively, and 24.8% and 28.0% of the Company’s total revenues in the nine months ended September 30, 2003 and 2002, respectively.  Management expects the portion of the Company’s total revenue derived from sales to customers outside North America to be comparable in the foreseeable future.

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

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Revenue
Software licenses	35.6%	39.9%	36.7%	41.8%
Services and other	64.4%	60.1%	63.3%	58.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	1.9%	1.6%	2.0%	2.0%
Cost of services and other	21.3%	28.1%	23.0%	27.4%
Total costs of goods and services	23.2%	29.7%	25.0%	29.4%

Gross margin	76.8%	70.3%	75.0%	70.6%

Operating expenses
Sales and marketing	34.6%	65.9%	40.2%	68.3%
Research and development	23.7%	37.7%	29.7%	37.7%
General and administrative	31.3%	36.9%	30.7%	37.4%
Stock compensation charge	1.6%	2.0%	1.5%	2.0%
Restructuring and other charges	51.5%	16.7%	19.8%	5.4%
Total operating expenses	142.7%	159.2%	121.9%	150.8%

Operating loss	(65.9)%	(88.9)%	(46.9)%	(80.2)%

Other income (expense)	2.2%	4.7%	2.6%	4.7%

Net Loss	(63.7)%	(84.2)%	(44.3)%	(75.5)%

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Revenue. Revenue decreased 9.8% to $4.7 million in the quarter ended September 30, 2003, from $5.2 million in the quarter ended September 30, 2002.

Revenue from software licenses decreased 19.6% to $1.7 million in the quarter ended September 30, 2003, from $2.1 million in the quarter ended September 30, 2002.  The Company attributes this decrease in software revenue primarily to lower purchases from existing customers.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, decreased 3.3% to $3.0 million in the quarter ended September 30, 2003, from $3.1 million in the quarter ended September 30, 2002.  An increase in customer support revenue to $2.3 million in the third quarter of 2003 from $2.0 million in the third quarter of 2002 as a result of the Company’s expanding customer base was more than offset by lower professional services revenue and related reimbursable costs due to fewer customers purchasing new systems, and to a lesser extent a higher percentage of sales through OEMs and resellers.

Gross margin. Gross margins improved to 76.8% of total revenue in the quarter ended September 30, 2003, from 70.3% of total revenue in the quarter ended September 30, 2002. This improvement is due primarily to a smaller professional services organization with higher utilization rates.  This improvement was also due to a lesser extent by lower product costs.

Gross margins from software licenses decreased to 94.6% of software revenue in the quarter ended September 30, 2003 from 96.1% of software revenue in the quarter ended September 30, 2002. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 66.9% of services and other revenue in the quarter ended September 30, 2003, and 53.2% of services and other revenue in the quarter ended September 30, 2002.  This improvement is due primarily to a smaller professional services organization with higher utilization rates.  This improvement was also due to a lesser extent by lower product costs.

Operating expenses. Operating expenses decreased 19.2% to $6.7 million in the quarter ended September 30, 2003, from $8.3 million in the quarter ended September 30, 2002.  This decrease primarily reflects lower staffing levels in the third quarter 2003 compared to the third quarter 2002. Total operating headcount decreased by 46.2% to 70 employees at September 30, 2003, from 130 employees at September 30, 2002. Offsetting this decrease to a lesser extent was an increase in restructuring and other charges to $2.4 million in the third quarter of 2003 from $0.9 million in the third quarter of 2002.  As a percentage of total revenue, operating expenses were 142.7% in the quarter ended September 30, 2003, and 159.2% in the quarter ended September 30, 2002.

Sales and marketing expenses decreased 52.7% to $1.6 million in the quarter ended September 30, 2003, from $3.4 million in the quarter ended September 30, 2002.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, streamlined marketing programs, and lower commission expense due to lower commissionable sales.

Research and development expenses decreased 43.2% to $1.1 million in the quarter ended September 30, 2003, from $2.0 million in the quarter ended September 30, 2002.  The decrease in research and development expenses related primarily from reductions in personnel.

General and administrative expenses decreased 23.5% to $1.5 million in the quarter ended September 30, 2003, from $1.9 million in the quarter ended September 30, 2002.  The decreases in general and administrative expenses were primarily due to lower personnel costs related to fewer personnel and lower bad debt expense.  These decreases were offset to a lesser extent by higher insurance and legal costs.

Stock compensation charge decreased 29.9% to $75,000 in the quarter ended September 30, 2003, from $107,000 in the quarter ended September 30, 2002. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company and full vesting of the underlying options.

Restructuring and other charges.  In the third quarter of 2003, the Company conducted an extensive review of its operations to better align its operating cost structure with current revenue levels.  This review focused on staffing levels, facility needs and long-lived assets utilized in the business.  As a result of this review, the Company recorded a Restructuring and other charges of $2.4 million.  This charge was comprised of three components:  a charge related to staff reductions of $0.7 million, a facility termination charge of $1.3 million and an asset impairment charge of $0.4 million. In the third quarter of 2002, the Company recorded a Restructuring and other charges of $0.9 million.  This charge related to staff reductions of 18 persons, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs.

Other income and expense. Interest income was $99,000 in the quarter ended September 30, 2003, and $236,000 in the quarter ended September 30, 2002. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of September 30, 2003, the Company had approximately $52.5 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $9.1 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Net loss per share decreased 32.1% to $0.18 in the quarter ended September 30, 2003, from $0.26 in the quarter ended September 30, 2002. The decrease in the loss per share is the result of a smaller net loss of $3.0 million for the three months ended September 30, 2003 compared to $4.4 million net loss for the three months ended September 30, 2002.  The number of shares used to compute net loss per share increased 0.5% to 16.84 million in the quarter ended September 30, 2003, from 16.75 million in the quarter ended September 30, 2002.  This increase was principally the result of stock issuances related to the Company’s stock option and employee stock purchase plans offset by treasury shares acquired in the fourth quarter of 2002.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Revenue. Revenue decreased 8.6% to $14.5 million in the nine months ended September 30, 2003, from $15.9 million in the nine months ended September 30, 2002.

Revenue from software licenses decreased 19.8% to $5.3 million in the nine months ended September 30, 2003, from $6.6 million in the nine months ended September 30, 2002.  The Company attributes this decrease in software revenue primarily to fewer new customers added in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable costs, decreased 0.6% to $9.2 million in the nine months ended September 30, 2003, from $9.3 million in the nine months ended September 30, 2002.  An increase in customer support revenue to $6.8 in the nine months ended September 30, 2003 from $5.7 million in the nine months ended September 30, 2002 as a result of the Company’s expanding customer base was more than offset by lower professional services revenue and related reimbursable costs due to fewer customers purchasing new systems.

Gross margin. Gross margins improved to 75.0% of total revenue in the nine months ended September 30, 2003, from 70.6% of total revenue in the nine months ended September 30, 2002. This improvement is due primarily to a smaller professional services organization with higher utilization rates.  This improvement was also due to a lesser extent by lower hardware sales and lower reimbursable costs, both of which provide little or no gross margin.

Gross margins from software licenses decreased to 94.5% of software revenue in the nine months ended September 30, 2003 from 95.3% of software revenue in the nine months ended September 30, 2002. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 63.7% of services and other revenue in the nine months ended September 30, 2003, and 52.9% of services and other revenue in the nine months ended September 30, 2002.  This improvement is due primarily to a smaller professional services organization with higher utilization rates.  This improvement was also due to a lesser extent by lower hardware sales and lower reimbursable costs, both of which provide little or no gross margin.

Operating expenses. Operating expenses decreased 26.1% to $17.7 million in the nine months ended September 30, 2003, from $24.0 million in the nine months ended September 30, 2002.  This decrease primarily reflects lower staffing levels in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Total operating headcount decreased by 46.2% to 70 employees at September 30, 2003, from 130 employees at September 30, 2002. As a percentage of total revenue, operating expenses were 121.9% in the nine months ended September 30, 2003, and 150.8% in the nine months ended September 30, 2002.

Sales and marketing expenses decreased 46.2% to $5.8 million in the nine months ended September 30, 2003, from $10.9 million in the nine months ended September 30, 2002.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 28.0% to $4.3 million in the nine months ended September 30, 2003, from $6.0 million in the nine months ended September 30, 2002.  The decrease in research and development expenses related primarily from reductions in personnel, and to a lesser extent by a decreased use of outside consultants.

General and administrative expenses decreased 24.8% to $4.5 million in the nine months ended September 30, 2003, from $5.9 million in the nine months ended September 30, 2002.  The decrease in general and administrative expenses was primarily due to lower personnel costs related to fewer personnel, lower bad debt expense and lower professional fees.  These decreases were offset to a lesser extent by higher insurance costs.

Stock compensation charge decreased 30.1% to $225,000 in the nine months ended September 30, 2003, from $322,000 in the nine months ended September 30, 2002. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.  This non-cash expense results in a corresponding increase to additional paid in capital.  The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company and full vesting of the underlying options.

Restructuring and other charges.  In the nine months ended September 30, 2003, the Company conducted two reviews of its operations to better align its operating cost structure with its revenue levels.  Both the first and third quarter reviews focused on staffing levels while the third quarter review also focused on facility needs and long-lived assets utilized in the business.  As a result of these reviews, the Company recorded a charge of $2.9 million.  This charge was comprised of three components:  a charge related to staff reductions of $1.2 million, a facility termination charge of $1.3 million and an asset impairment charge of $0.4 million. In the third quarter of 2002, the Company recorded a Restructuring and other charges of $869,000.  This charge related to staff reductions of 18 persons, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs.

Other income and expense. Interest income was $382,000 in the nine months ended September 30, 2003, and $748,000 in the nine months ended September 30, 2002. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  As of June 30, 2003, the Company had approximately $52.5 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 and foreign operating losses of approximately $9.1 million with no carry forward limits.  The Company’s use of these net operating losses may be limited in future periods.

Basic and diluted net loss per share.  Net loss per share decreased 46.4% to $0.38 in the nine months ended September 30, 2003, from $0.72 in the nine months ended September 30, 2002. The decrease in the loss per share is the result of a smaller net loss of $6.4 million for the nine months ended September 30, 2003 compared to $12.0 million net loss for the nine months ended September 30, 2002.  The number of shares used to compute net loss per share remained relatively unchanged at 16.75 million in the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $3.3 million and $9.0 million in the nine months ended September 30, 2003 and 2002, respectively.  The operating cash outflows for these periods resulted from net losses experienced in each of the periods.  The cash used in operations was offset in part in both periods by non-cash charges for amortization of stock-based compensation and depreciation as well as higher amounts of unearned revenue.  Additionally, the cash used in operations in 2003 were offset by a non-cash charge of $0.4 million which related to asset impairment and $1.2 million for facility termination costs.  The Company estimates these funds for the facility termination costs will be completely disbursed through the second quarter of 2006.

The Company’s investing activities resulted in net cash inflows of $21.4 million and $9.4 million in the nine months ended September 30, 2003 and 2002, respectively.  This inflow was primarily the result of a decision by management to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  These inflows were offset in part by capital expenditures of $123,000 and $256,000 in the nine months ended September 30, 2003 and 2002, respectively.

Financing activities generated $265,000 and $137,000 in cash in the nine months ended September 30, 2003 and 2002, respectively.  These funds were generated from proceeds received from stock issuances related to the Company’s stock option and employee stock purchase plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $1.1 million at September 30, 2003. The Company’s short-term investments consist primarily of highest grade commercial paper and government agency bonds. The Company considers all investments with original maturities of less than one year, but greater than 90 days from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2002, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Item 4.  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of  the end of the period covered by this report, that the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

31.1             Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2             Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1             Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

A Form 8-K, dated July 22, 2003 was filed on July 25, 2003 in response to Items 7, 9 and 12 to file a press release announcing our financial results for the quarter ended June 30, 2003 and to file supplemental information related thereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2003.

Apropos Technology, Inc.

/s/FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President (Principal Financial Officer and Authorized Officer)