Form 10-K
period 2003-12-31
APROPOS TECHNOLOGY INC
filed 2004-03-30
CIK 1098803

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes / /    No /x/

The aggregate market value of the registrant's voting shares held by non-affiliates of the registrant (based upon the per share closing sale price of $2.56 on June 30, 2003, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $21,000,000.

The number of shares outstanding of the registrant's Common Shares, par value $0.01 per share, as of March 1, 2004, was 17,216,583.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this report:
Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders
(the "2004 Proxy Statement") (Part III)

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

Part I

ITEM 1.    BUSINESS.

The Company

Apropos Technology, Inc. ("Apropos" or the "Company") develops, markets, and supports a leading real-time, multi-channel interaction management application platform for managing customer interactions across a variety of communications channels, including E-mail, Fax, Web, and Voice. Apropos' solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company's product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail or Web Collaboration, and also provides real-time access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

The Company's interaction management software enables customers to prioritize, route, and respond to customer interactions across multiple communications channels based on a single set of business rules. Apropos' customers can establish business rules to manage customer interactions based on their business value or service level. For example, customers can, on a real-time basis; (1) route specific types of customer interactions to an agent based on that agent's particular skills and (2) adjust the number of interactions and agents assigned to a queue to ensure maximum responsiveness to the customer. Customers can also monitor the status of each interaction and the performance of each contact center agent. Apropos' solution provides comprehensive real-time and historical reporting on each customer interaction and on the contact center resources necessary to manage those interactions.

The Company commenced operations in 1989. From inception until 1995, the Company generated modest revenues from consulting services while its primary operating activities consisted of research and development. In March 1995, the Company began shipping its first software product. The Company's customers utilize its solution for a variety of applications such as sales, customer service, help desk, and field service. The Company has a diverse customer base in excess of 300 customers located in over 20 countries.

The Company was incorporated in 1989 in Illinois. Its principal executive offices are located at One Tower Lane, 28th Floor, Oakbrook Terrace, Illinois 60181, and its telephone number at that address is (630) 472-9600. Apropos maintains a Web site at www.apropos.com. Information contained on the Company's Web site is not incorporated into this Annual Report.

The Apropos Solution

Introduction

The Company believes that to provide superior service and enhance customer loyalty and retention, businesses need to offer customers the maximum flexibility in choosing how they interact with their business. Businesses need a multi-channel solution that can support their business initiatives while maintaining or improving service levels. As a result, businesses face significant challenges in managing and optimizing traditional Voice and new Internet-based customer interactions. These challenges include:

  •
  managing the complexity of receiving and responding to customer interactions across a variety of communication channels;
  •
  providing and managing the resources to respond to E-mail and Web-based interactions;
  •
  responding to customer demands for increasing service quality regardless of the communication channels used; and
  •
  improving insight into the overall performance of the contact center and the increased number and type of customer interactions.

Capabilities

The Company's product is designed to interoperate with leading communications systems and business applications, with scalability to support high interaction volume. Apropos has a patented "universal queuing" capability, which allows voice, email and other communication media to be blended into a single queuing environment. Each interaction type may be prioritized uniquely based on the business value of each interaction.

The Company believes that a comprehensive solution that provides high quality service across multiple communication channels is required for businesses to meet the emerging needs of customer contact centers The Company's solution provides the following benefits to its customers:

Seamless management of multiple communication channels through one business rules driven interface.    Apropos' solution is designed to allow customers to manage customer interactions on a real-time basis across a variety of communication channels, through one business rules driven interface. Customers can establish business rules to manage customer interactions based on their business value or service level with the assurance that these business rules will operate consistently across all interaction types.

Comprehensive real-time information.    Apropos' solution provides real-time information on the overall performance of the contact center. Supervisors receive information that enables them to react immediately to changing business conditions. For example, if one or more agents are servicing E-mail interactions and a supervisor is notified that a queue of incoming Voice calls has exceeded pre-defined thresholds, the supervisor can reassign these E-mail agents to handle the Voice calls with a simple mouse click.

Integrated decision management reporting capabilities.    Apropos' Decision Manager application enables customers to view historical reports through an advanced Web-based interface, providing information on critical aspects of the contact center's operation, including agent performance, interaction volume, interaction types, and interaction disposition. Decision Manager provides "cradle-to-grave" reporting on each interaction, from initial customer contact to closure, allowing customers to better understand the entire interaction cycle. The application also combines customer interaction information across multiple communication channels in a single integrated report allowing customers to better understand and manage their business.

Interoperability.    Apropos' solution is designed to operate within the existing infrastructure of an enterprise, including traditional Voice and VoIP systems, E-mail, and Web servers. The product also allows access to system functionality through a comprehensive suite of Application Programming Interfaces ("APIs"). As industry consolidation continues, the Company believes that the capacity to interoperate with a variety of different communications environments and applications provides a significant benefit to its customers.

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

Scalability.    Apropos' solution is designed to allow for scalability, providing a variety of system configurations that can complement the deployment needs of its customer base. The Apropos solution uses proprietary internal messaging technology to enable the distribution of various system applications across wide area, local area, and IP-based networks. As a customer's business grows, the Company's solution can be configured for additional capacity with demonstrated capabilities supporting up to 10,000 concurrent agents.

Rapid implementation.    Apropos has developed a repeatable consulting, design, and delivery methodology ("Apropos Methods") that is followed by its application consultants, professional services team, and partners, based on Apropos' experience in implementing multi-channel contact centers. Apropos Methods allows the Company's customers to accurately estimate the resources required to implement their multi-channel contact center solution. In addition, the Company provides several unique tools to insure rapid implementation and integration with its customers' business applications. Apropos Methods also allows the Company to quickly and effectively train its partners in the implementation requirements of its solution.

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

Software Products

The Company provides its solution via a product suite consisting of a number of desktop applications that provide access to interaction management functionality, data, and operational performance information. These applications have been continuously refined over multiple product releases to maximize ease of use and access to value-added features.

Over the past decade, Apropos Technology has delivered innovative products and solutions. With Apropos Version 6, released in June 2003, Apropos introduced an advanced open-architecture product suite that provides access to the product's powerful interaction and transaction management capabilities by external systems and applications through a defined, consistent interface. With architectural enhancements based on Java and Web-compliant standards, Version 6 is highly scalable and customizable. With advanced new features for interaction handling, system monitoring, and reporting, Apropos continues to offer one of the most innovative solutions available in the market today.

Apropos Version 6 is a comprehensive enterprise software suite of modular interaction management products designed to handle real-time interactions both inside and outside the contact center. Features of the product include:

  •
  Universal Queue:    Apropos Version 6 manages all interactions in a single universal queuing environment. This allows interactions, such as calls, E-Mail, Web chats, Web requests, faxes, voice mail and tasks to be consistently prioritized based on the value of the customer, regardless of media channel.

  •
  Support for multi-site configurations:    The product can be deployed across any number of physical locations, supporting virtual queuing and routing, real-time management, and centralized administration.

  •
  Enterprise class scalability:    The product supports configurations that scale to a large number of users, at very high interaction volumes.

  •
  Switch independence and support:    The product interfaces to a number and combination of switches, including all traditional circuit-switched PBXs, central office (CO), and Centrex systems, and major IP telephony platforms.

  •
  Standards-based open architecture:    The product has Java APIs through a J2EE-based open architecture, which allows interaction events and control to be accessed by a variety of devices, such as wireless or desktop, or third-party application.

  The APIs allow the construction of custom-built user interfaces, the embedding of Apropos functionality into other applications, and the creation of interfaces between Apropos and any other enterprise application. This open architecture allows Apropos to manage interactions and tasks for contact centers or any other enterprise environment where the management and tracking of contacts is required.

  •
  Packaged integrations:    The product supports certified, pre-packaged integrations to a number of external applications, including CRM applications and databases, ERP applications and databases, quality monitoring applications, call logging applications, readerboards, and workforce management applications.

  •
  Flexible levels of fault tolerance:    A number of different configurations are supported to provide for customer specification of the appropriate level of fault tolerance and recovery, from disk mirroring to system failover to truly redundant constant computing

  •
  Internationalization:    The user interfaces and documentation support localization, including double-byte encoded languages such as Japanese and Chinese.

Version 6 uses Apropos' patented universal queue technology and a highly scalable interaction processing engine to provide self-service options, intelligent prioritized routing and queuing, and interaction management for all types of media and contact types:

  •
  Voice:    Managing inbound calls, outbound calls, scheduled and abandoned callbacks, and voice mail. Apropos Voice applications include ACD, IVR, CTI, advanced speech processing (speech recognition, text-to-speech), outbound dialing, softphone, queued voice mail, and many voice media productivity tools.

  •
  E-Mail:    Managing inbound and outbound E-mail. Apropos E-Mail applications include intelligent classification or keyword classification, auto-acknowledgement, auto-response, auto-suggestions for agents, multi-party e-mail, multi-language e-mail support, and many e-mail media productivity tools.

  •
  Web:    Managing web chat, web collaboration, and web callback interactions. Apropos Web applications include multiple chats per agent, chat monitoring and barge, page push, page and form collaboration, web requests and scheduled callbacks, and many web media productivity tools.

  •
  FAX:    Managing inbound and outbound FAX. Apropos FAX applications include FAX routing, IVR-directed FAX-back, static outbound FAX, dynamic outbound FAX, and various FAX tools for the agent.

  •
  Task:    Queuing and routing any work-related item from any business application (e.g., CRM service requests, escalated work records, etc). Task interactions may be blended and prioritized in queue along with all other interactions, allowing work to be assigned to a skilled group rather than an individual. When an agent in the contact center or a worker in the enterprise takes a task, Apropos can pop and deliver data from any application to the desktop to facilitate the completion of this queued work.

Version 6 has seven desktop applications that can be categorized by user, management and administrative functions:

User Applications

  •
  Apropos Agent, a real-time application to control and monitor interactions. This application includes a real-time visual queue, media handling tools for a variety of interaction types, softphone, response library, agent availability controls, and agent productivity charts.

  •
  Apropos Interaction Vault, a browser-based interaction archival and query application that allows access to specific historical data on individual interactions and all related interactions handled through the system. This application contains a query tool that provides access to interactions for a designated time period for a specific customer, agent, media type, or any configurable piece of business data (e.g., service request, etc.) Specific interaction history is displayed, along with linked interactions (e.g., a reply e-mail to a call), and drill-down access to individual interaction transcripts (voice mail, e-mail transcripts, web chat transcripts, CRM records, etc.)

Management Applications

  •
  Apropos Resource Manager, a real-time application that provides tabular and graphical information on the real-time performance of the contact center, and allows control over resource assignments in the system. This application contains over 60 charts and graphs to monitor performance, allows programmable alarms, provides easy-to-use tools for agent/group skill assignments, and provides real-time visibility into service levels, queue statistics, and agent statistics.

  •
  Apropos Decision Manager, a browser-based application that allows reports to be scheduled, run, exported, displayed, and printed for historical data on the performance of the overall operation, agents/workgroups, queues/queue-groups, IVR ports, and other resources in the system. Each report is highly customizable, allowing access to thousands of different reporting views into operational data.

Administrative Applications

  •
  Apropos Configuration Manager, new in Version 6, a browser-based application that provides setup and administrative control over users, queues, groups, business rules, and displayable data in the system. This application provides easy-to-use tools for configuring the system, including wizards for step-by-step execution of complex tasks.

  •
  Apropos System Manager, new in Version 6, a real-time application that provides visibility and control of processes in one or more Apropos systems. This application allows start/stop/scheduling control of processes, controls process parameters and connections, and exposes alert/alarm conditions through configurable actions, including SNMP traps to external network management tools.

  •
  Apropos Application Designer, a graphical application that supports the creation and modification of Voice and E-mail interaction flows and corresponding business rules in the system. This application allows the construction of IVR call flows, including prompting, menu-driven access through DTMF entry or speech recognition, message-of-the-day, auto-attendant functions, data-directed self-service, data-directed routing, and many other features. The application also allows the construction of E-mail flows with auto-acknowledgement, data-directed auto-response, keyword-based or intelligent classification, data-directed routing, and knowledgebase-driven automatic suggestions.

Technology

The Company's Version 6 software is based on Apropos' proprietary interaction management system, which integrates, prioritizes and distributes electronic communications across a variety of formats and media of transmission. The technologies that provide these capabilities include multi-channel integration technologies, an interaction distribution engine, specific technologies to manage different media types (voice, e-mail, web, etc.), messaging software, application integration software, decision management and reporting software, and administration and configuration technology.

Apropos Version 6 architecture is build on open industry standards and employs leading technologies, such as the C++ and Java programming languages, with foundation software from Microsoft (Microsoft Foundation Classes) and Java (Java SDK 1.4x).

Third Party Software

The Company sells third party software, which is included with its product. This software includes:

  •
  Crystal Clear, a software package used to create report templates;
  •
  NetMerge, switch-link software used to integrate with external phone systems;
  •
  Nuance, a software package used for speech recognition capabilities;
  •
  PC Anywhere, an off-the-shelf communications package used for remote troubleshooting;
  •
  FACSys, an off-the-shelf software package used to support the solutions faxing capabilities; and
  •
  RealSpeak, a software package used for text to speech capabilities.

The Company has commercial agreements with iNet Software (Crystal Clear); Intel Corporation (NetMerge); Nuance Software; Scansoft (RealSpeak); and Optus Software (FACSys) for the purchase and distribution of their respective software. The Company purchases PC Anywhere from a third party reseller. If one or more of these third parties ceases to sell their software, the Company will need to modify its product to use an alternative supplier or eliminate the affected product function, either of which could have a material adverse effect on its business, financial condition and results of operations.

Product Offerings

The Company's current product is Apropos Version 6-Multi-Channel Interaction Management Suite Enterprise Edition. Like previous versions, Version 6 provides management of customer interactions within a single, fully-integrated solution. The Apropos solution provides business-rules driven prioritization and escalation, so companies can individually manage each interaction based on its value to the business. In addition, Apropos provides real-time information on all interaction types to enable contact center managers to better manage, monitor, and report on contact center activity. Key new features include secured Web chat and collaboration, speech recognition, and vastly improved agent scalability. This version is now built on a J2EE architecture with a complete set of Java based APIs. These open APIs enable our product to be embedded within existing business applications.

In order to further penetrate global markets, the Company's current version of its software provides a localization kit for the agent and resource manager applications. This localization kit will allow the Company's customers and resellers to develop their own localized version of the Apropos product.

Services

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

Customer Support and Enhancement Services

The Company provides support for its solution as well as support for its customer's specific integration of the Apropos solution. Apropos' customer service professionals can be reached via phone, fax, E-mail, or Web-based communications. The Company provides product support for the current version plus the previous version of the Company's products. Customers on older versions are encouraged to upgrade to the current version. The center is staffed with trained professionals who have experience in the software and communications industries. The Company uses its solution to manage its own multi-channel contact center, so the Company can understand its customer's needs from a user's perspective. The Company generally has annual renewable support agreements with its customers. As of December 31, 2003, approximately 87.0% of Apropos' customers had an active support agreement.

Sales and Distribution

The Company sells its products and services to customers directly and indirectly via resellers and original equipment manufacturers (OEMs). Under these indirect selling arrangements, the Company typically does not provide services to the end-customer.

Direct sales force.    The Company has a direct sales force in the United States that consists of regional sales managers and application consultants. Regional sales managers have direct responsibility for selling and account management, while application consultants provide analysis and design of the solution to ensure the sales proposal covers all aspects of the customers' needs.

The Company currently has regional sales managers in California, New Jersey, North Carolina, and Virginia, in addition to its corporate headquarters in Illinois. The Company has application consultants to support the direct sales force. The Company's international direct sales are managed from its offices in Windsor, United Kingdom. The Company's international sales force as of December 31, 2003 includes three salespersons and one application consultant.

Resellers.    The Company currently has a network of 7 resellers that distribute and implement its solution. The Company's value-added resellers, or VARs, are an extension of its direct sales force and have taken the Company's solution into their portfolio. The VARs have extensive experience in the contact center market and customer relationship management industry. The Company currently has resellers in the following countries: Australia, Canada, China (Hong Kong), Japan, South Africa and the United States.

OEMs.    The Company currently has two partners who brand its solution under their corporate name. Mitel Corporation sells and markets the Company's solution under the name Mitel Call Center Commander. PeopleSoft sells and markets the Company's solution under its own name.

The Company plans to expand the number of VAR and OEM partners in North America, Europe, Asia, and Australia. The Company believes these efforts will result in increased sales and market penetration of its solution.

The Company will continue its emphasis on developing and selling software and de-emphasizing sales of services, which has significantly lower profit margins. As the Company develops and expands its strategic partners, it will pursue outsourcing the implementation function to VARs, OEMs, and system integrators.

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
  •
  Web site marketing; and
  •
  Editorial placements.

The Company's Global Alliance Program provides a wide array of opportunities to expand and enhance the product and service offerings of the Company's strategic partners. The Company targets enterprise application companies and system integrators to participate in the program. In some cases, the Company participates in similar programs sponsored by these partners. The programs provide for joint software development or joint marketing opportunities to generate sales leads and referrals. The Company's application partners consist of enterprise software providers, such as Onyx Software Corporation, PeopleSoft, Inc., Peregrine Systems, Inc., Remedy, a BMC software company, SAP, Siebel Systems, Inc and XP Systems, Inc. Service partners consist of system integrators that provide professional services resources to implement the Company's solution.

The Company believes building market and brand awareness of Apropos and its product will be essential, as it competes against larger traditional contact center suppliers. The Company intends to continue to build its market and brand awareness by expanding its channel and partnership efforts.

Customers

The Company has a diverse base of over 300 customers that utilize its solution for a variety of applications, such as customer service and support, help desks, and field service management. During 2003, approximately 35.0% of the Company's software revenues were derived from new customers. Notable new customers for 2003 include eBay, Inc., Unisys Corporation, Electrolux and Bank of America. Contributors to 2003 revenues from the Company's existing customer base include Nokia Corporation, Veritas Software Corporation, Fannie Mae and Schlumberger Network Solutions. The Company has customers in many different industries and is not dependent on any specific industry. The Company had no customers during 2003, 2002 or 2001 that represented more than 10% of its total revenues.

New orders for the Company's product increasingly include Voice and Internet-based functionality, such as E-mail and Web. During 2003, approximately 79.0% of new customers selected the Company's multi-channel product solution.

Revenues from the Company's international sales as a percentage of total revenue were 23.0%, 27.3%, and 21.0% in 2003, 2002 and 2001, respectively.

The Company intends to expand its customer base by, among other things, expanding the number of its strategic partners and leveraging their distribution capabilities to sell the Company's product and increasing the Company's co-marketing activities with its strategic partners.

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
  •
  Point solution providers such as eGain Communications Corporation and LivePerson, Inc.; and
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

Research and Development

The Company believes that its product development capabilities are essential to its strategy of expanding its leading technology position. As of December 31, 2003, the Company's engineering team consists of 30 engineers and software developers with experience in Voice communications, E-mail, and Web technology. The Company believes the combination of diverse technical and communications expertise contributes to the highly integrated functionality of its product. The Company spent $5.3 million, $7.9 million, and $8.1 million in 2003, 2002 and 2001, respectively, on research and development.

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

Employees

As of December 31, 2003, Apropos had 96 employees worldwide, including 27 in sales and marketing, 30 in research and development, 26 in service and support, and 13 in finance and administration.

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

Executive Officers of the Company.

Kevin G. Kerns; age 45; Chief Executive Officer and President.

Mr. Kerns joined Apropos in January 1996 as President and Chief Operating Officer. He was appointed as a director in 1996. In 1998, Mr. Kerns was named Chief Executive Officer. From 1989 through 1995, Mr. Kerns established and led a strategic software consulting firm, Mandalay Associates, based in Dallas, Texas.

Francis J. Leonard; age 48; Chief Financial Officer and Vice President.

Mr. Leonard joined Apropos in July 2000 as Chief Financial Officer. Prior to joining Apropos, Mr. Leonard was employed at BT Office Products, a distributor of office products and furniture, from 1995 to 2000. Mr. Leonard served as VP Finance, Chief Financial Officer from 1997 to 2000, and prior to that as Corporate Controller, Chief Accounting Officer.

Jeffry Finochiaro; age 44; Senior Vice President of Sales and Services—Americas.

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

SEC Filings

The Company makes available free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company's website address is www.apropos.com. The Company's Internet website and the information contained therein are not incorporated into this Annual Report on Form 10-K.

ITEM 2.    FACILITIES.

The Company leases approximately 43,100 square feet of office space in its headquarters building in Oakbrook Terrace, Illinois. The lease expires in May 2006. As of December 31, 2003, future minimum lease payments under this lease approximated $3.1 million. During the third quarter of 2003, the Company ceased using approximately 22,000 square feet of this space and is currently attempting to sublease the space. The Company leased space for its European headquarters in Buckinghamshire, United Kingdom, which consisted of approximately 3,600 square feet. This lease was due to expire in April 2005. As of December 31, 2003, future minimum lease payments under this lease approximated $0.6 million. In January 2004, the Company terminated this lease. In late January 2004, the Company moved to a location in Windsor, United Kingdom that consisted of approximately 800 square feet. The two year lease has minimum lease payments of $0.2 million.

Apropos believes the facilities currently being utilized are adequate for its needs and that additional space will be available as needed.

ITEM 3.    LEGAL PROCEEDINGS.

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company's initial public offering. These litigations are allegedly brought on behalf of purchasers of the Company's stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company's initial public offering in February 2000. The plaintiffs seek unspecified damages. In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints. On February 25, 2004, the Company along with all other defendants, signed an agreement in principle to settle this litigation in consideration of a payment of $4.5 million, to be paid by the Company's insurer. No settlement monies will be due from the Company itself. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to defend the litigation vigorously.

The Company has been named as a nominal defendant in a shareholder derivative action filed in February 2002 against certain of its present and former directors and officers. The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company. In August 2002, the plaintiffs filed an amended complaint. The court has entered an order staying the action in its entirety pending the outcome of the above-described securities cases in Chicago. Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering ("IPO"). This lawsuit alleges, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. In July 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. In October 2002, the Court approved a stipulation providing for the dismissal of the individual defendants without prejudice. In February 2003, the Court issued a decision granting in part and denying in part the motion to dismiss the litigation filed by the Company and the other issuer defendants. The claims against the Company under the antifraud provisions of the securities laws were dismissed with prejudice; the claims under the registration provisions of the securities laws were not dismissed as to the Company or virtually any other issuer defendant.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify it for the legal fees and other costs of defending this suit.

While the Company cannot guarantee the outcome of the above proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

The Company is a party in various other disputes and litigation that have arisen in the course of the Company's business. In the opinion of management, although legal proceedings can not be predicted with certainty, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company's financial condition or results of operations, or cash flows.

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

	Price range of Common Shares

	2003		2002

	High	Low	High	Low

First quarter	$1.97	$1.20	$2.99	$2.10
Second quarter	3.00	1.71	2.52	1.83
Third quarter	3.65	2.25	2.15	1.20
Fourth quarter	4.19	2.30	1.79	1.05

At March 1, 2004, there were 111 shareholders of record and 17,216,583 Common Shares outstanding.

The Company has not paid any dividends in the past and does not intend to pay cash dividends on its Common Shares for the foreseeable future. Instead, the Company intends to retain any earnings for use in the operation and expansion of its business. The Company's board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, the Company's financial condition, operating results, and current and anticipated cash needs. The payment of dividends may be limited by capital and financing agreements that the Company may enter into in the future.

On February 23, 2000, Apropos consummated its initial public offering of its Common Shares, $0.01 par value. The 3,977,500 Common Shares sold in the offering at $22.00 per Share were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Reg. No. 333-90873) that was declared effective by the SEC on February 16, 2000. The net offering proceeds to Apropos, after deducting underwriter discounts and commissions and expenses payable by the Company, were approximately $79.3 million. From the effective date of such Registration Statement to December 31, 2003, approximately $10.2 million of the net proceeds were used for the repayment of debt and approximately $29.8 million were used for general corporate purposes including operating losses, working capital, and capital expenditures. The balance of the net proceeds was held primarily in cash and cash equivalents at December 31, 2003. Other than repayment of approximately $2.0 million in the aggregate of debt in favor of William Blair Capital Partners V, L.P., ARCH Venture Fund III, L.P., and The Ohio Partners, Ltd., none of the Company's expenses or use of proceeds from this Offering were direct or indirect payments to directors, officers, general partners of the Company or its associates, persons owning 10.0% or more of any class of equity securities in the Company, or affiliates of the Company.

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

	Year ended December 31
in thousands, except per share data	2003	2002	2001	2000	1999

Consolidated Statement of Operations Data:
Revenue:
Software licenses	$7,903	$8,259	$10,226	$19,359	$10,300
Services and other (1)	12,232	12,635	12,182	12,236	8,400

Total revenue	20,135	20,894	22,408	31,595	18,700
Cost of goods and services:
Cost of software	407	380	490	681	296
Cost of services and other (1)	4,227	5,744	7,259	8,038	6,145

Total cost of goods and services	4,634	6,124	7,749	8,719	6,441

Gross margin	15,501	14,770	14,659	22,876	12,259
Operating expenses:
Sales and marketing	7,519	13,471	16,569	15,672	9,704
Research and development	5,349	7,878	8,076	7,160	4,441
General and administrative	5,611	8,115	7,458	9,002	5,035
Stock compensation charge	282	425	668	998	229
Restructuring and other charges	2,875	869	1,298	—	—

Total operating expenses	21,636	30,758	34,069	32,832	19,409

Operating loss	(6,135)	(15,988)	(19,410)	(9,956)	(7,150)
Other income (expense)	461	947	2,661	1,814	(1,359)

Net loss	$(5,647)	$(15,041)	$(16,749)	$(8,142)	$(8,509)

Basic and diluted loss per common share	$(0.34)	$(0.90)	$(1.02)	$(0.57)	$(2.85)
Weighted-average number of Common Shares outstanding (2)	16,787	16,723	16,483	14,360	2,983

	December 31
in thousands	2003	2002	2001	2000	1999

Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$39,265	$42,051	$53,897	$63,731	$3,467
Working capital (deficit)	37,264	40,396	53,156	68,569	(1,418)
Total assets	43,941	48,512	63,724	81,303	15,434
Debt and capital lease obligations (3)	—	—	—	73	8,851
Convertible preferred shares	—	—	—	—	16,079
Total shareholders' equity (deficit)	37,824	42,810	57,562	73,273	(15,629)

(1)  2001 - 1999 have been restated to include rebillable travel costs as revenue and cost of services.

(2)  1999 has been restated to reflect a seven-for-four stock split effective upon the consummation of the Company's initial public offering.

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

Critical Accounting Policies

Revenue.    The Company recognizes revenue from the sale of software upon delivery. The Company recognizes revenue from fees for professional services when they are completed. The Company recognizes support and maintenance services ratably over the term of its maintenance contracts, which are typically annual contracts. Training services are recognized as such services are completed.

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services.

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 24.7%, 19.5%, and 21.0% of the Company's total revenue for 2003, 2002 and 2001, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

Sales to customers outside the United States accounted for 23.0%, 27.3%, and 21.0% of the Company's total revenue during 2003, 2002 and 2001, respectively. Management expects the portion of the Company's total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

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

The Company recognizes costs of software, implementation services, support and training services as they are incurred.

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

Other income and expenses.    Other income and expense relates primarily to interest earned and/or owed. Interest income is generated by the investment of cash raised in rounds of equity financing, most notably the IPO in February 2000. Interest expense is generated primarily from outstanding debt and certain capitalized obligations, including any capital leases.

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

Results of Operations

Fourth Quarter 2003 First Quarterly Profit

The Company reported its first quarterly profit in the fourth quarter of 2003. Revenue from software licenses for the fourth quarter 2003 was at its highest level in over two years. In addition, as a result of previous cost reduction initiatives over the last eighteen months, quarterly operating expenses have been lowered to under $4.0 million. The combination of improved revenues and a realigned operating cost structure led to basic earnings per share of $0.05 for the fourth quarter of 2003.

Summary table

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

	Year ended December 31
	2003	2002	2001

Revenue:
Software licenses	39.3%	39.5%	45.6%
Services and other	60.7	60.5	54.4

Total revenue	100.0	100.0	100.0
Cost of goods and services:
Cost of software	2.0	1.8	2.2
Cost of services and other	21.0	27.5	32.4

Total cost of goods and services	23.0	29.3	34.6

Gross margin	77.0	70.7	65.4
Operating expenses:
Sales and marketing	37.3	64.5	73.9
Research and development	26.6	37.7	36.0
General and administrative	27.9	38.8	33.3
Stock compensation charge	1.4	2.0	3.0
Restructuring and other charges	14.3	4.2	5.8

Total operating expenses	107.5	147.2	152.0

Operating loss	(30.5)	(76.5)	(86.6)
Other income	2.3	4.5	11.9

Net loss	(28.2)%	(72.0)%	(74.7)%

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Revenue.    Total revenue decreased 3.6% to $20.1 million in 2003, from $20.9 million in 2002. Revenue from international sales decreased by 18.9% to $4.6 million in 2003, from $5.7 million in 2002.

Revenue from software licenses decreased 4.3% to $7.9 million in 2003, from $8.3 million in 2002. The Company attributes this decrease primarily to general market conditions within the Company's business segment. The Company added fewer new customers in the year ended December 31, 2003 compared to the year ended December 31, 2002. Revenue from software licenses from new customers totaled 35% for 2003 compared to 56% for 2002.

Revenue from services and other, consisting of professional services, customer support and rebillable expenses, decreased 3.2% to $12.2 million in 2003, from $12.6 million in 2002. An increase in customer support revenue to $9.0 million in 2003 from $7.9 million in 2002 as a result of the Company's expanding customer base was principally offset by lower professional services due to fewer customers purchasing new systems and a related decrease in rebillable travel revenue.

Gross margin.    Gross margins increased to 77.0% of total revenue in 2003, from 70.7% of total revenue in 2002. This improvement is due primarily to a smaller professional services organization with higher utilization rates. This improvement was also due to a lesser extent by lower rebillable travel costs, which provides no gross margin.

Gross margins from software licenses represented 94.9% of software revenue in 2003, and 95.4% of software revenue in 2002. The cost of software licenses consists primarily of third party software used in conjunction with the Company's software.

Gross margins from services and other represented 65.4% of services and other revenue in 2003, and 54.5% of services and other revenue in 2002. This improvement is due primarily to a smaller professional services organization with higher utilization rates. This improvement was also due to a lesser extent by lower rebillable travel costs, which provides no gross margin.

Operating expenses.    Operating expenses decreased 29.7% to $21.6 million in 2003, from $30.8 million in 2002. This decrease is primarily the result of reduced staffing levels. As a percentage of total revenue, operating expenses were 107.5% in 2003 and 147.2% in 2002. Offsetting this decrease to a lesser extent was an increase in restructuring and other charges to $2.4 million in 2003 from $0.9 million in 2002. Total operating headcount decreased by 46.6% to 70 employees at December 31, 2003, from 131 employees at December 31, 2002.

Sales and marketing expenses decreased 44.2% to $7.5 million in 2003, from $13.5 million in 2002. The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 32.1% to $5.3 million in 2003, from $7.9 million in 2002. The decrease in research and development expenses related primarily from reductions in personnel, and to a lesser extent by a decreased use of outside consultants.

General and administrative expenses decreased 30.9% to $5.6 million in 2003, from $8.1 million in 2002. The decrease in general and administrative expenses was primarily due to lower personnel costs related to fewer personnel and compensation charge related to the 2002 loan forgiveness, lower bad debt expense, lower professional fees, lower facility costs and lower depreciation. These decreases were offset to a lesser extent by higher insurance costs.

Stock compensation charge decreased 33.6% to $282,000 in 2003, from $425,000 in 2002. The decrease from the prior period primarily reflects cancelled options resulting from employees that are no longer employed by the Company and full vesting of the underlying options. The stock compensation charge primarily represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years.

Restructuring and other charges increased 230.8% to $2.9 million in 2003, from $0.9 million for 2002. In 2003, the Company conducted two reviews of its operations to better align its operating cost structure with its revenue levels. Both the first and third quarter reviews focused on staffing levels while the third quarter review also focused on facility needs and long-lived assets utilized in the business. As a result of these reviews, the Company recorded a charge of $2.9 million during 2003. This charge was comprised of three components: a charge related to staff reductions of $1.2 million, a facility termination charge of $1.3 million and an asset impairment charge of $0.4 million. The charge for staff reductions impacting 63 people was based on the severance payments and residual benefits to be paid. The facility termination charge related to leased space that the Company ceased using on August 31, 2003. This facility termination charge is comprised of future lease obligations and related expenses offset by anticipated income from subletting the space. This facility termination charge also includes $47,000 related to disposal of assets that were abandoned as part of the exit plan. The asset impairment charge related to software infrastructure systems and furniture and fixtures. As a result of these staff reductions, these assets no longer provided benefit to the Company and therefore were abandoned. The asset impairment charge of $345,000 was based on the net book value of the assets as of September 30, 2003, the date of abandonment. In the third quarter of 2002, the Company recorded a Restructuring and other charges of $869,000. This charge related to staff reductions of 18 persons, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs.

Other income and expense.    Interest income was $0.5 million in 2003, and $1.0 million in 2002. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and a decline in investment yields.

Income taxes.    There has been no provision or benefit for income taxes for any period since 1995 due to the Company's operating losses. As of December 31, 2003, the Company had approximately $53.0 million of domestic net operating loss carryforwards for federal income tax purposes, which expire beginning 2011 through 2023 and foreign operating losses of approximately $8.5 million with no carry forward limits. The Company's use of these net operating losses may be limited in future periods.

Net loss per share.    Net loss per share decreased 62.4% to $0.34 in 2003, from $0.90 in 2002. This decrease in the loss per share is the result of lower operating expenses; offset by lower revenue and lower investment income. The number of shares used to compute net loss per share increased 0.4% to 16.8 million in 2003, from 16.7 million in 2002. This increase was from shares issued in connection with the Company's employee stock purchase plan and stock option exercises.

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

Revenue from services and other, consisting of professional services, customer support, hardware and rebillable expenses, increased 3.7% to $12.6 million in 2002, from $12.2 million in 2001. An increase in customer support revenue to $7.9 million in 2002 from $6.4 million in 2001 as a result of the Company's expanding customer base was principally offset by lower professional services due to fewer customers purchasing new systems and a related decrease in rebillable travel revenue.

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

Liquidity and Capital Resources

In the fourth quarter of 2003, the Company reported its first quarter of positive cash flows. The Company's operating activities generated cash from operations during the fourth quarter of $0.2 million. Our cash and investment balances increased from the prior quarter by $363,000 to $39.2 million at December 31, 2003.

The Company's annual operating activities resulted in net cash outflows of $3.0 million in 2003, $11.8 million in 2002, and $9.2 million in 2001. The operating cash outflows for 2003, 2002 and 2001 were primarily impacted by net losses experienced by the Company. Management efforts to reduce and realign its operating cost structure, particularly in 2003, led to lower operating cash outflows. In addition to lower operating expenses, a significant source of cash in 2002 and 2001 was from collection of prior year receivable balances. An improvement in receivables management, as evidenced by a decrease in days sales outstanding, led to cash being provided from accounts receivable of $1.3 million and $6.0 million in 2002 and 2001, respectively. Operating activities for all three years was offset by non-cash charges for amortization of stock-based compensation and depreciation Additionally, operating activities in 2003 were offset by a non-cash charge of $0.4 million which related to asset impairment and $1.2 million for facility termination costs.

The Company's investing activities resulted in net cash inflows of $21.6 million in 2003, $13.3 million in 2002 and $16.6 million in 2001. This inflow was primarily the result of a decision by management to reduce the length of maturity on the Company's investments. The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments. The inflow for 2003, 2002 and 2001 were offset by capital expenditures of $138,000, $285,000 and $936,000, respectively.

Financing activities generated net inflows of $406,000, $256,000 and $297,000 for 2003, 2002, 2001, respectively. The inflows in 2003, 2002 and 2001 were primarily from proceeds from the sale of stock through the Company's stock option plan and employee stock purchase plan.

As of December 31, 2003, the Company had no long-term obligations other than operating leases related to facilities utilized by the Company. The following table summarizes the minimum lease payments for these operating leases as of December 31, 2003:

in thousands	Operating leases

2004	$1,710
2005	1,428
2006	537
$3,675

In the third quarter of 2003, the Company recorded a charge, net of anticipated sublet rental income, related to excess facility space with future minimum payments of $1.5 million. The Company estimates these funds will be disbursed over the remaining life of the lease through the second quarter of 2006.

In late January 2004, the Company reached an agreement to terminate the facility lease for the U.K. operations. This lease had future minimum lease payments of $0.6 million through May 2005. In late January 2004, the Company signed a lease for a new facility. The new lease has minimum lease payments of $0.2 million for two years.

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

Recently Issued Accounting Standards

There have been no recently issued accounting standards that would have a material effect on the financial position or results of operations of the Company.

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

While the Company reported a profit for the fourth quarter of 2003, it has not reported an annual profit since 1994. The Company incurred net losses in the most recent years of $5.7 million in 2003, $15.0 million in 2002, and $16.7 million in 2001. The Company intends to continue to make necessary investments in its research and development, marketing, and sales operations. As a result, the Company may experience losses and negative cash flow from its operations in future periods. Even if it does achieve profitability, the Company makes no assurance that it will be able to sustain or increase profitability on a quarterly or annual basis in the future.

The Company has never been able to fully fund operations from cash generated by its business, and it may not be able to do so in the future.

While the Company reported its first quarterly profit and also able to fully fund operations from cash generated by its business in the fourth quarter of 2003, it has not been able to fully fund its annual operations since 1994. The Company has principally financed its operations through the private placement of convertible preferred shares, bank borrowings, short-term loans, and most recently through its IPO. If the Company does not generate sufficient cash resources from its business to fund operations, its growth could be limited unless it is able to obtain additional capital through equity or debt financings. The Company's inability to grow as planned may reduce its chances of achieving profitability, which, in turn, could have a material adverse effect on the market price of its Common Shares.

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

The market for the Company's product is highly competitive and the Company expects competition to increase in the future. In addition, because the Company's industry is evolving and characterized by rapid technological change, it is difficult for the Company to predict whether, when, and by whom new competing technologies or new competitors may be introduced into its markets. Currently, the Company's competition comes from platform providers, interaction management solution providers, and stand-alone point solution providers.

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

The Company's revenue has been generated from licenses of its product and related support and professional services. If the demand for communications and interaction management software does not continue to grow as anticipated within the Company's targeted markets, the Company's ability to expand its business as planned could be materially and adversely affected.

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

The Company's revenues increased to $20.1 million in 2003 from $9.4 million in 1998. The Company's goal is to expand its business operations in the future. The Company has also increased its number of employees over this five-year period; however, over the past three years the numbers of employees has actually declined. The Company's existing management, operational, financial, and human resources, and management information systems and controls may be inadequate to support future growth. If the Company is not able to manage its growth successfully, it will not grow as planned and the Company's business could be adversely affected.

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

The Company intends to maintain its international operations, which may include entry to additional international markets. The possible expansion of the Company's international operations will require management attention and financial resources to establish additional foreign operations, hire additional personnel, and recruit additional international resellers. Revenue from international expansion may be inadequate to cover the expenses of international expansion.

The Company's possible expansion into new international markets may take longer than anticipated and could directly impact how quickly the Company increases product sales into these markets. International markets may take additional time and resources to penetrate successfully. The Company's product needs to be conformed to the language and infrastructure requirements of other countries. In addition, the acceptance of new technologies, such as E-mail and Web-based forms of communication, may not occur as rapidly as in North America. This could have a material adverse impact on the Company's business, financial condition, and results of operations.

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

The Company's software almost exclusively runs on Microsoft Windows NT™ and Windows 2000™ servers. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on the Company's ability to market its current product. Although the Company believes that Microsoft technologies will continue to be widely used by businesses, the Company cannot assure prospective and existing investors that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not currently support. In addition, the Company's products and technologies must continue to be compatible with new developments in Microsoft technologies.

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

The use of the Internet as a commercial marketplace is still evolving. Demand and market acceptance for recently introduced products and services available over the Internet is still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, pricing controls, and inhibiting cross-border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by the Company's customers and their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for the Company's product and limit the growth of its revenue.

Natural MicroSystems, Inc. may become unwilling or unable to continue to supply the Company with Voice processing boards, requiring it to find a substitute supplier that could prove difficult or costly.

Natural MicroSystems, Inc. is the Company's sole supplier of the Voice processing boards that are necessary for the operation of its Version 4 and 5 product utilizing enhanced agents. While the Company has adapted its Version 6 product to perform with readily available Voice processing boards, introducing a new supplier of Voice processing boards for earlier product versions could result in unforeseen additional product development or customization costs and could also introduce hardware and software compatibility problems. These problems could affect product shipments, be costly to correct, or damage the Company's reputation in the markets in which it operates, and could have a material adverse affect on its business, financial condition, and results of operations.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company's exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. The Company had invested balances, which includes short-term investments and other investments with original maturities of less than ninety days, classified as cash equivalents, of $39.3 million at December 31, 2003. The Company's short-term investments consist primarily of readily marketable debt securities. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2003, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company has shortened its average maturity holding period and would not likely have to sell any investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates will reduce interest income.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Auditors

Shareholders and Board of Directors
Apropos Technology, Inc.

We have audited the accompanying consolidated balance sheets of Apropos Technology, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apropos Technology, Inc. at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Chicago, Illinois
January 29, 2004,
except for Note 13,
as to which the date is
February 25, 2004

Apropos Technology, Inc.
Consolidated Balance Sheets

	December 31
in thousands, except share and per share amounts	2003	2002

Assets
Current assets:
Cash and cash equivalents	$38,265	$19,333
Short-term investments	1,000	22,718
Accounts receivable, less allowances for doubtful accounts of $265 at December 31, 2003 and $474 at December 31, 2002	2,895	2,837
Inventory	73	194
Prepaid expenses and other current assets	588	1,016

Total current assets	42,821	46,098
Equipment, net	921	2,174
Other assets	199	240

Total assets	$43,941	$48,512

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$81	$127
Accrued expenses	1,179	1,515
Accrued compensation and related accruals	377	658
Accrued restructuring, current portion	438	420
Advance payments from customers	186	235
Deferred revenue	3,296	2,747

Total current liabilities	5,557	5,702
Accrued restructuring, less current portion	560	—
Commitments and contingencies	—	—
Shareholders' equity:
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,257,225 shares issued and 16,946,114 shares outstanding at December 31, 2003; 16,971,940 issued and 16,660,829 outstanding at December 31, 2002	173	170
Additional paid-in capital	102,263	101,578
Treasury stock, at cost	(392)	(392)
Accumulated deficit	(64,220)	(58,546)

Total shareholders' equity	37,824	42,810

Total liabilities and shareholders' equity	$43,941	$48,512

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Operations

	Year Ended December 31
in thousands, except per share amounts	2003	2002	2001

Revenue:
Software licenses	$7,903	$8,259	$10,226
Services and other	12,232	12,635	12,182

Total revenue	20,135	20,894	22,408
Cost of goods and services:
Cost of software	407	380	490
Cost of services and other	4,227	5,744	7,259

Total cost of goods and services	4,634	6,124	7,749

Gross margin	15,501	14,770	14,659
Operating expenses:
Sales and marketing	7,519	13,471	16,569
Research and development	5,349	7,878	8,076
General and administrative	5,611	8,115	7,458
Stock compensation charge	282	425	668
Restructuring and other charges	2,875	869	1,298

Total operating expenses	21,636	30,758	34,069

Loss from operations	(6,135)	(15,988)	(19,410)
Other income (expense):
Interest income	482	961	2,691
Other, net	(21)	(14)	(30)

Total other income	461	947	2,661

Net loss	$(5,674)	$(15,041)	$(16,749)

Basic and diluted net loss per share	$(0.34)	$(0.90)	$(1.02)
Weighted-average number of shares outstanding	16,787	16,723	16,483

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Shareholders' Equity

in thousands, except share quantities	Common Shares			Additional paid-in capital	Treasury stock	Accumulated deficit	Shareholders' equity
	Issued	Outstanding	Amount

Balance at December 31, 2000	16,342,593	16,342,593	163	99,866	—	(26,756)	73,273
Issuance of Common Shares:
Exercise of options	162,964	162,964	2	121	—	—	123
Employee stock purchase plan	120,515	120,515	1	246	—	—	247
Stock compensation charge				668	—	—	668
Net loss						(16,749)	(16,749)

Balance at December 31, 2001	16,626,072	16,626,072	166	100,901	—	(43,505)	57,562
Issuance of Common Shares:
Exercise of options	232,766	232,766	3	92			95
Employee stock purchase plan	113,102	113,102	1	160			161
Treasury stock acquired		(311,111)			(392)		(392)
Stock compensation charge				425			425
Net loss						(15,041)	(15,041)

Balance at December 31, 2002	16,971,940	16,660,829	170	101,578	(392)	(58,546)	42,810
Issuance of Common Shares:
Exercise of options	210,930	210,930	2	289			291
Employee stock purchase plan	74,355	74,355	1	114			115
Stock compensation charge				282			282
Net loss						(5,674)	(5,674)

Balance at December 31, 2003	17,257,225	16,946,114	$173	$102,263	$(392)	$(64,220)	$37,824

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
in thousands	2003	2002	2001

Cash flows used in operating activities
Net loss	$(5,674)	$(15,041)	$(16,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	998	1,405	1,502
Stock compensation charge	282	425	668
Provision for doubtful accounts	35	315	491
Non-cash compensation for loan forgiveness	—	256	—
Non-cash portion of restructuring and other charges	392	—	419
Changes in operating assets and liabilities:
Accounts receivable	(93)	1,297	6,036
Inventory	121	75	143
Prepaid and other current assets	429	(253)	720
Notes receivable from officers	—	14	(722)
Other assets	41	74	91
Accounts payable	(46)	(456)	(1,157)
Accrued expenses	(336)	(242)	304
Accrued restructuring	578	420	—
Accrued compensation and related accruals	(281)	(95)	(751)
Advance payments from customers	(48)	(148)	(379)
Deferred revenue	548	137	188

Net cash used in operating activities	(3,054)	(11,817)	(9,196)

Cash flows provided by investing activities
Proceeds from maturities and sales of short-term investments	27,188	48,443	88,100
Purchases of short-term investments	(5,470)	(34,812)	(70,538)
Purchases of equipment	(138)	(285)	(936)

Net cash provided by investing activities	21,580	13,346	16,626

Cash flows provided by financing activities
Payments on capital lease obligations	—	—	(73)
Proceeds from exercise of options	291	95	123
Proceeds from employee stock purchase plan	115	161	247

Net cash provided by financing activities	406	256	297

Net increase in cash and cash equivalents	18,932	1,785	7,727
Cash and cash equivalents, beginning of year	19,333	17,548	9,821

Cash and cash equivalents, end of year	$38,265	$19,333	$17,548

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$3
Fair value of Common shares received as collateral for Note receivable from officer	$—	$392	$—

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

Short-Term Investments

The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. The Company has categorized its marketable securities as "available-for-sale." The amortized cost of all securities approximates the fair value of the securities at December 31, 2003 and 2002. The Company's short-term investment portfolio, including instruments with original maturities less than 90 days, consists primarily of highest-grade commercial paper, bank certificate of deposits, government agency bonds and money market accounts.

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

Revenue Recognition

The Company generates software revenues from licensing the right to use its software products and also generates service revenues from implementation and installation services, ongoing maintenance (post-contract technical support and product upgrades), training services, and professional services performed for resellers and its customers. The Company provides a warranty for 90 days on all software licenses, which runs concurrent with the customer maintenance agreement. The Company's policy is to not allow returns of software licenses. The Company issues product upgrades on a when and if available basis.

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

Advertising

Advertising costs are generally expensed as incurred. Advertising expenses were approximately $18,000, $147,000, and $265,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through December 31, 2003, all software development costs have been expensed.

Stock-Based Compensation

At December 31, 2003, the Company has one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No compensation cost is recognized for shares purchased under the Employee Stock Purchase Plan or for stock options issued under the stock-based employee compensation plan, as all options granted after the IPO under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

	Year ended December 31
in thousands, except per share amounts	2003	2002	2001

Net loss, as reported	$5,674	$15,041	$16,749
Less: Stock-based employee compensation expense included in reported net loss	(282)	(425)	(668)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	1,256	1,345	1,052

Net loss, pro forma	$6,648	$15,961	$17,133

Basic and diluted net loss per share, as reported	$0.34	$0.90	$1.02
Basic and diluted net loss per share, pro forma	$0.40	$0.95	$1.04

Foreign Currency Translation

The functional currency of the Company's foreign subsidiaries is the United States dollar. Foreign monetary assets and liabilities are translated at the current exchange rates at each balance sheet date. Nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is based upon the net loss and upon the weighted-average number of common shares outstanding during the period. Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options and warrants, only in the periods presented in which such effect would have been dilutive. The weighted-average number of shares from outstanding options and warrants to purchase Common Shares using the treasury stock method for 2003, 2002 and 2001 were 888,952, 419,272 and 644,526, respectively. Diluted net loss per share is not presented separately as the effect of the common share equivalents is anti-dilutive for each of the years presented. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

Recently Issued Accounting Standards

There have been no recently issued accounting standards that would have a material effect on the financial position or results of operations of the Company.

3.    NOTES RECEIVABLE FROM RELATED PARTIES

During the second quarter of 2001, the Company made loans totaling $722,000 to two executives who were subject to personal alternative minimum tax liabilities resulting from the exercise of incentive stock options. One executive with an outstanding balance was involuntarily terminated at September 30, 2002 and the respective loan balance was adjusted to the net realizable value of $61,000. This loan was repaid in the first quarter of 2003. The amount realized in excess of the September 30, 2002 net realizable value was credited to restructuring and other charges.

On December 27, 2002, by resolution of the Board of Directors, the loan for the one remaining executive was terminated. As part of the loan termination agreement, the executive assigned all of the original collateral of 311,111 shares to the Company, which are currently being held as treasury shares. In addition, the Company retained rights to certain future alternative minimum tax recoveries which are not estimable at this time. The value of the original collateral consideration of 311,111 shares was $392,000 at the date of the loan termination agreement. This consideration was not sufficient to offset the original loan amount resulting in loan forgiveness of $256,000. The loan termination agreement also provided for a tax equalization payment. The loan forgiveness charge and related tax equalization payment totaled $465,000, which has been included in General and administrative charges in the 2002 Statement of Operations.

4.    EQUIPMENT

Equipment consisted of the following:

		December 31
	Depreciable lives
in thousands		2003	2002

Computer equipment	2 to 3 years	$3,004	$2,977
Software	3 to 5 years	1,231	1,820
Furniture and fixtures	5 to 7 years	1,228	1,420
Office equipment	3 to 5 years	453	453
Leasehold improvements	5 to 7 years	183	192

		6,099	6,862
Less: Accumulated depreciation		(5,178)	(4,688)

Equipment, net		$921	$2,174

5.    WARRANTS AND DEBT INSTRUMENTS

During 1999, the Company amended its 1998 credit agreement (the "Revolving Agreement") with a bank that provided for a secured revolving line of credit facility with interest at the prime rate plus 1.0%. Borrowings under the Revolving Agreement were repaid in full during February 2000. Pursuant to the amendment, the Company issued detachable warrants to the bank, expiring in May 2006, allowing the bank to purchase 30,625 Common Shares at an exercise price of $3.97 per share. These warrants were not exercised as of December 31, 2003.

During 1999, the Company issued subordinated convertible promissory notes with a stated interest rate of 10.0%, together with warrants, to certain preferred shareholders. The notes were repaid in full during February 2000, with net proceeds received by the Company from its IPO. The warrants allow the noteholders to purchase an aggregate of 75,649 Common Shares at an exercise price of $3.97 per share and expire in June 2009. These warrants were not exercised as of December 31, 2003.

During 1999, a secured bridge loan was made to the Company by Access Technology Partners, L.P., a fund of investors that is managed by an entity associated with J.P. Morgan Chase & Co., and ARCH Venture Fund III, L.P., a common shareholder in the Company. The secured bridge loan with a stated interest rate of 9.25% was repaid in full during February 2000, with net proceeds received by the Company from its IPO. The Company granted to Access Technology Partners, L.P. and ARCH Venture Fund III, L.P. warrants to purchase 236,250 and 26,250 Common Shares at an exercise price of $5.34 per share, respectively. These warrants expire in November 2006. While ARCH Venture Fund III, L.P. exercised its warrants in 2000, Access Technology Partners, L.P. has not exercised any of their warrants as of December 31, 2003.

The Company has a letter of credit arrangement with a bank that is secured by all assets of the Company. At December 31, 2003 and 2002, outstanding letters of credit were $885,000.

6.    INCOME TAXES

The difference between the amount of income tax benefit recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34.0% is due to net operating losses not being benefited. Accordingly, there is no provision for income taxes for the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003, the Company had domestic net operating loss carryforwards aggregating approximately $53.0 million expiring in years 2011 through 2023. Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations. At December 31, 2003, the Company had foreign net operating loss carryforwards aggregating approximately $8.5 million, which may be limited. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the asset. The valuation allowance increased $2,283,000, $5,858,000 and $6,657,000 during the years ended December 31, 2003, 2002 and 2001, respectively. The Company has not paid any income taxes for the years indicated.

Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31
In thousands	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$23,233	$21,321
Research and development tax credit carryforward	1,717	1,475
Other	650	521

	25,600	23,317
Less: Valuation allowance	(25,600)	(23,317)

Net deferred income tax asset	$—	$—

7.    SHAREHOLDERS' EQUITY

The Company has authorized total capital shares of 65,000,000, of which 60,000,000 shares have been designated as common shares and 5,000,000 shares have been designated as preferred shares. Both classes of shares have a par value of $0.01. The Company's Board of Directors has the authority, without shareholder approval, to issue one or more series of preferred shares and to establish the rights and preferences of such preferred shares.

Treasury stock is accounted for by the cost method. In December 2002, the Board of Directors authorized 311,111 shares originally assigned as loan collateral against a note receivable from officer, as detailed in Note 3, to be assigned to the Company. These shares are held in treasury for use in connection with the Company's stock plans and for general corporate purposes.

At December 31, 2003, the Company had reserved Common Shares for future issuance as follows:

Stock option plan	3,991,683
Stock purchase plan	651,080
Warrants	342,524

Total	4,985,287

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

Information related to the Plan is as follows:

	Year ended December 31
	2003		2002		2001

	Options	Weighted-average exercise price	Options	Weighted-average exercise price	Options	Weighted-average exercise price

Options outstanding, beginning of period	2,238,753	$2.50	1,871,742	$2.56	2,156,572	$6.03
Options granted	1,167,551	1.45	981,320	2.14	1,123,088	2.67
Options exercised	(210,930)	1.38	(232,766)	0.41	(162,964)	0.71
Options canceled	(659,605)	2.64	(381,543)	3.18	(1,244,954)	8.91

Options outstanding, end of period	2,535,769	$2.07	2,238,753	$2.50	1,871,742	$2.56

Option price range at end of period	$0.10-$22.00		$0.10-$22.00		$0.10-$22.00
Weighted-average fair value of options granted in 2003	$0.83
Options available for grant at period end	1,455,914		1,963,860		2,563,637
Exercisable at December 31, 2003	1,101,841	$2.57

The outstanding options at December 31, 2003, have a weighted-average remaining contractual life of 8.1 years.

Options outstanding				Options exercisable
Range of Exercise prices	Number of options	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Exercisable options as of 12/31/03	Weighted-average exercise price

$0.10	2,625	2.8	$0.10	2,625	$0.10
$0.21	26,944	3.5	$0.21	26,944	$0.21
$0.40	21,015	4.7	$0.40	21,015	$0.40
$0.63-0.91	108,386	4.9	$0.77	108,386	$0.77
$0.95-1.39	1,013,820	8.7	$1.25	113,748	$1.31
$1.45-2.15	597,499	8.3	$1.97	382,134	$2.05
$2.20-3.30	604,273	8.4	$2.52	311,581	$2.46
$3.68-4.13	34,500	7.3	$4.11	22,688	$4.13
$5.56-8.13	102,907	6.4	$6.65	91,217	$6.62
$8.81-13.00	13,300	6.6	$9.87	11,075	$9.85
$20.44-22.00	10,500	6.2	$21.93	10,428	$21.94

	2,535,769			1,101,841

The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The table in Note 2 illustrates the effect on net loss and loss per share if the Company has applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. Had the Company applied the fair value recognition provisions of SFAS No. 123, the Company would have recorded additional expense of $933,000, $862,000 and $271,000 for 2003, 2002 and 2001 respectively.

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at the grant date using the Black-Scholes method for valuing stock options with the following assumptions:

Weighted Average Assumptions	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	2.5%	3.8%	4.1%
Volatility factor	71.0%	76.0%	88.0%
Expected holding period (in years)	4.0	4.0	4.0

The stock compensation charge included in the Statement of operations primarily represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. Utilizing the intrinsic value method of APB Opinion No. 25, the Company recognized $282,000, $425,000, and $668,000 of stock compensation expense during the years ended December 31, 2003, 2002 and 2001, respectively. This non-cash expense results in a corresponding increase to Additional paid in capital. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge.

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, eligible employees are given the opportunity to purchase the Company's Common Shares at 85% of the closing price of the Company's Common Stock on the Nasdaq National Market on either the first or last day of the offering period, whichever is lower. The offering periods begin on January 1 and July 1 of each year and conclude on June 30 and December 31, respectively. From an authorization of 1,000,000 shares, a total of 348,920 shares have been issued through December 31, 2003, of which 74,355, 113,102 and 120,515 were issued during 2003, 2002 and 2001 respectively.

Under APB Opinion No. 25, no compensation cost is recognized for shares purchased under this plan. The table in Note 2 illustrates the effect on net income and earnings per share if the Company has applied the fair value recognition provisions of SFAS No. 123, to the employee purchase rights under this plan. Had the Company applied the fair value recognition provisions of SFAS No. 123, the Company would have recorded additional expense of $41,000, $58,000 and $113,000 for 2003, 2002 and 2001 respectively. The fair value of employee purchase rights was estimated using the Black-Scholes option pricing model for 2003, 2002 and 2001, respectively:

Weighted Average Assumptions	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.2%	1.8%	4.3%
Volatility factor	61.8%	64.0%	88.0%
Expected holding period (in years)	0.0	0.0	0.0

9.    RESTRUCTURING AND OTHER CHARGES

In the third quarter of 2003, the Company conducted an extensive review of its operations to better align its operating cost structure with current revenue levels. This review focused on staffing levels, facility needs and long-lived assets utilized in the business. As a result of this review, the Company recorded a Restructuring and other charges of $2.4 million. This charge was comprised of three components: a charge related to staff reductions of $738,000, a facility termination charge of $1.3 million and an asset impairment charge of $345,000. The staff reduction charge related to staff reductions of 33 persons in July 2003. The charge for staff reductions was based on the severance payments and residual benefits to be paid. The facility termination charge related to leased space that the Company ceased using on August 31, 2003. This facility termination charge is comprised of the present value of future lease obligations and related expenses offset by anticipated income from subletting the space. This facility termination charge also includes $47,000 related to disposal of assets that were abandoned as part of the exit plan. The asset impairment charge related to software infrastructure systems and furniture and fixtures. As a result of these staff reductions, these assets no longer provided benefit to the Company and therefore were abandoned. The asset impairment charge of $345,000 was based on the net book value of the assets as of September 30, 2003, the date of abandonment.

In the first quarter of 2003, the Company recorded a charge of $448,000. This charge related to staff reductions of 30 persons. As of December 31, 2003, these funds were fully disbursed.

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

A summary of the restructuring and other charge, is as follows:

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2000	$—	$—	$—	$—	$—
2001 Provision	879	—	419	—	1,298
2001 Cash Payments	(879)	—	—	—	(879)
2001 Non-cash charge offs	—	—	(419)	—	(419)

Balance as of December 31, 2001	—	—	—	—	—

2002 Provision	790	—	—	79	869
2002 Cash Payments	(394)	—	—	(55)	(449)
2002 Non-cash charge offs	—	—	—	—	—

Balance as of December 31, 2002	396	—	—	24	420

2003 Provision	1,186	1,344	345	30	2,905
2003 Adjustments	—	—	—	(30)	(30)
2003 Cash Payments	(1,576)	(316)	—	(13)	(1,905)
2003 Non-cash charge offs	—	(47)	(345)	—	(392)

Balance as of December 31, 2003	$6	$981	$—	$11	$998

Included in Accrued restructuring at December 31, 2003 is approximately $17,000 related to the staff reductions in the third quarter of 2002, which the Company estimates will be disbursed over the next quarter. The remaining $981,000, of which $560,000 is classified as non-current, related to the facility termination costs which the Company estimates will be disbursed over remaining life of the lease through the second quarter of 2006.

In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels. The old facility, which had a lease March 2005, was in use through the move. The lease termination charge of approximately $340,000, consisting of forfeiture of the rent deposit, abandoned assets, and other direct disposal costs, will be reported as a restructuring charge in the first quarter of 2004.

10.    LEASE COMMITMENTS

At December 31, 2003, the Company was obligated for future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year, as follows:

in thousands	Operating leases

2004	$1,710
2005	1,428
2006	537

$3,675

Rent expense for operating leases was approximately $1,467,000, $1,949,000, and $1,790,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In late January 2004, the Company reached an agreement to terminate the facility lease for the U.K. operations. This lease had future minimum lease payments of $0.6 million through May 2005. In late January 2004, the Company signed a lease for a new facility. The new lease has minimum lease payments of $0.2 million for two years.

At December 31, 2003, the Company has no capital lease obligations.

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

12.    GEOGRAPHIC INFORMATION

Revenues derived from customers outside of North America accounted for 23.0%, 27.3%, and 21.0% of the Company's total revenues in 2003, 2002 and 2001, respectively.

The Company attributes its revenues to countries based on the country in which the customer is located. The Company's long-lived assets located outside the United States are not considered material.

13.    LITIGATION AND CONTINGENCIES

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company's initial public offering. These litigations are allegedly brought on behalf of purchasers of the Company's stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company's initial public offering in February 2000. The plaintiffs seek unspecified damages. In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints. On February 25, 2004, the Company along with all other defendants, signed an agreement in principle to settle this litigation in consideration of a payment of $4.5 million, to be paid by the Company's insurer. No settlement monies will be due from the Company itself. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to defend the litigation vigorously.

The Company has been named as a nominal defendant in a shareholder derivative action filed in February 2002 against certain of its present and former directors and officers. The complaint alleges, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constitutes a breach of the defendants' fiduciary duties to the Company. The complaint seeks unspecified money damages and other relief ostensibly on behalf of the Company. In August 2002, the plaintiffs filed an amended complaint. The court has entered an order staying the action in its entirety pending the outcome of the above-described securities cases in Chicago. Although legal proceedings are inherently uncertain and their ultimate outcome cannot be predicted with certainty, the Company believes the allegations are without merit and intends to defend the litigation vigorously.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company's initial public offering ("IPO"). This lawsuit alleges, among other things, that the underwriters of the Company's IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company's stock in the aftermarket as conditions of receiving shares in the Company's IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company's IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management. In July 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. In October 2002, the Court approved a stipulation providing for the dismissal of the individual defendants without prejudice. In February 2003, the Court issued a decision granting in part and denying in part the motion to dismiss the litigation filed by the Company and the other issuer defendants. The claims against the Company under the antifraud provisions of the securities laws were dismissed with prejudice; the claims under the registration provisions of the securities laws were not dismissed as to the Company or virtually any other issuer defendant.

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

The proposed settlement contemplates that any amounts necessary to fund the settlement or settlement-related expenses would come from participating issuers' directors and officers liability insurance policy proceeds as opposed to funds of the participating issuer defendants themselves. A participating issuer defendant could be required to contribute to the costs of the settlement if that issuer's insurance coverage were insufficient to pay that issuer's allocable share of the settlement costs. The Company expects that its insurance proceeds will be sufficient for these purposes and that it will not otherwise be required to contribute to the proposed settlement. Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court. If the proposed settlement described above is not consummated, the Company intends to continue to defend the litigation vigorously. Moreover, if the proposed settlement is not consummated, the Company believes that the underwriters may have an obligation to indemnify it for the legal fees and other costs of defending this suit.

While the Company cannot guarantee the outcome of the above proceedings, the Company believes that the final result of these actions will have no material effect on its consolidated financial condition, results of operations or cash flows.

The Company is a party in various other disputes and litigation that have arisen in the course of the Company's business. In the opinion of management, although legal proceedings can not be predicted with certainty, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company's financial condition or results of operations, or cash flows.

14.    QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company's fiscal quarters in 2003 and 2002.

in thousands, except per share amounts	2003				2002

	Quarter ended				Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31

Total revenues	$5,157	$4,656	$4,711	$5,610	$5,160	$5,509	$5,223	$5,002
Gross profit	3,930	3,348	3,617	4,606	3,738	3,815	3,673	3,544
Net income (loss)	(1,971)	(1,464)	(3,001)	761	(3,761)	(3,846)	(4,397)	(3,037)
Basic income (loss) per share	$(0.12)	$(0.09)	$(0.18)	$0.05	$(0.23)	$(0.23)	$(0.26)	$(0.18)
Diluted income (loss) per share	$(0.12)	$(0.09)	$(0.18)	$0.04	$(0.23)	$(0.23)	$(0.26)	$(0.18)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 405 of Regulation S-K concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section in the 2004 Proxy Statement captioned "Section 16(a) Beneficial Ownership Reporting Compliance."

Furthermore, the audit committee financial expert is set forth in the Company's 2004 Proxy Statement (under the caption "Corporate Governance"), and is hereby incorporated by reference.

Directors of the Company.

The information in response to this Item 401 of Regulation S-K, as it relates to directors, is incorporated by reference from the "Proposal No. 1—Election of Directors" section of the 2004 Proxy Statement.

Executive Officers of the Company.

The information in response to this Item 401 of Regulation S-K, as it relates to executive officers is set forth at the end of "Item. 1 Business."

The Company's code of ethics is posted on its Internet webside at www.apropos.com. You can also receive a copy free of charge by sending a written request to the Company's executive offices at One Tower Lane, 28th Floor, Oakbrook Terrace, IL 60181.

ITEM 11.    EXECUTIVE COMPENSATION.

The information in response to this item is incorporated by reference from the sections of the 2004 Proxy Statement captioned "Executive Compensation," "Report of the Compensation Committee of the Board of Directors," and "Stock Price Performance Graph."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in response to this Item 403 of Regulation S-K is incorporated by reference from the section of the 2004 Proxy Statement captioned "Securities Beneficially Owned by Principal Shareholders and Management."

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	2,878,293	$2.41	2,106,994
Equity compensation plans not approved by security holders	—	—	—
Total	2,878,293	$2.41	2,106,994

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in response to this item is incorporated by reference from the section of the 2004 Proxy Statement entitled "Transactions with Related Parties."

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in response to this item and our audit committee's pre-approval policy for audit services is incorporated by reference from the sections of the 2004 Proxy Statement entitled "Audit Committee Report" and "Audit and Non-Audit Fees."

Part IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

A.    Exhibits and Financial Statement Schedules.

  1.
  The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

  •
  Independent Auditors' Report;
  •
  Consolidated Balance Sheets as of December 31, 2003 and 2002;
  •
  Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001;
  •
  Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001;
  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001; and
  •
  Notes to the Consolidated Financial Statements.

  2.
  The following financial statement schedule is filed as an exhibit to this Report:
  •
  Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

  3.
  The following exhibits are filed as part of this Report:

Exhibit No.		Description of Exhibit

3.1	*	Amended and Restated Articles of Incorporation.
3.2	***	Amended and Restated Bylaws.
4.1	*	Specimen Common Share Certificate of the Registrant.
10.1	#	Employment Agreement dated January 1, 2000, between the Registrant and Kevin G. Kerns, as amended.
10.2	*	2000 Omnibus Incentive Plan.
10.3	**	Amendment No. 1 to the 2000 Omnibus Incentive Plan, as Amended and Restated.
10.4	*	Employee Stock Purchase Plan of 2000.
10.5	*	Form of Indemnity Agreement with directors.
10.6	*	Registration Rights Agreement dated March 19, 1996, between the Registrant and ARCH Venture Fund II, L.P., ARCH II Parallel Fund, L.P. and William Blair Capital Partners V., L.P., as amended.
10.7	*	Amended and Restated Registration Rights Agreement dated November 5, 1999, by and among Silicon Valley Bank, Access Technology Partners, L.P., ARCH Venture Fund III, L.P., and the Registrant.
10.8	****	Employment Agreement dated November 26, 2002, between the Registrant and John Repko.
10.9	****	Employment Agreement dated November 27, 2002, between the Registrant and Frank Leonard.
10.10	****	Employment Agreement dated November 27, 2002, between the Registrant and Jeffrey K. Cordes.
10.11	****	Employment Agreement dated December 23, 2002, between the Registrant and Jeffry Finochairo.
21	#	Subsidiaries of the Registrant.
23	#	Consent of Ernst & Young LLP.
31.1	#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

****  Previously filed with the Commission as an exhibit to the Company's Report on Form 10-K on March 31, 2003, and incorporated herein by reference.

#  Filed herewith.

B.    Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2003:

  A Form 8-K, dated October 21, 2003 was furnished to the Securities and Exchange Commission, but not filed therewith, on October 23, 2003 in response to Items 7, 9 and 12 to file a press release announcing our financial results for the quarter ended September 30, 2003 and to file supplemental information related thereto.

C.    Exhibits.

See A.3. of this Item 14.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

Apropos Technology, Inc.
/s/ FRANCIS J. LEONARD Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

Names and Signatures	Titles

/s/ KEVIN G. KERNS Kevin G. Kerns	Director, Chief Executive Officer and President (Principal Executive Officer)
/s/ FRANCIS J. LEONARD Francis J. Leonard	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)
/s/ KENNETH D. BARWICK Kenneth D. Barwick	Director
/s/ DAVID N. CAMPBELL David N. Campbell	Director
/s/ KEITH L. CRANDELL Keith L. Crandell	Director
/s/ JAIME W. ELLERTSON Jaime W. Ellertson	Director
/s/ DONALD DELOACH Donald DeLoach	Director

Schedule II—Valuation and Qualifying Accounts
Apropos Technology, Inc.

(in thousands) Description	Balance at beginning of period	Additions charged to costs and expenses	Charged to other accounts—describe	Deductions—describe	Balance at end of period—describe

Year ended December 31, 2001
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$462	491	—	*276	$677

Year ended December 31, 2002
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$677	315	—	*518	$474

Year ended December 31, 2003
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$474	35	—	*244	$265

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
  ITEM 9A. CONTROLS AND PROCEDURES.
Part III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  Equity Compensation Plan Information
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Part IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
Signatures
Schedule II—Valuation and Qualifying Accounts Apropos Technology, Inc.