Form 10-Q
period 2004-03-31
APROPOS TECHNOLOGY INC
filed 2004-05-14
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of April 23, 2004, was 17,268,866.

APROPOS TECHNOLOGY, INC.

Part I.              Financial Information.

Item 1.           Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	March 31	December 31
	2004	2003
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$38,798	$38,265
Short-term investments	1,510	1,000
Accounts receivable, less allowances for doubtful accounts of $265 at March 31, 2004 and $265 at December 31, 2003	3,030	2,895
Inventory	55	73
Prepaid expenses and other current assets	740	588
Total current assets	44,133	42,821

Equipment, net	752	921
Other assets	19	199
Total assets	$44,904	$43,941

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$40	$81
Accrued expenses	965	1,179
Accrued compensation and related accruals	414	377
Accrued restructuring, current portion	437	438
Advance payments from customers	143	186
Deferred revenues	4,003	3,296
Total current liabilities	6,002	5,557

Accrued restructuring, less current portion	459	560
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,260,431 shares issued and outstanding at March 31, 2004; 17,257,225 issued and 16, 946,114 outstanding at December 31, 2003	173	173
Additional paid-in capital	102,475	102,263
Treasury stock, at cost	—	(392)
Accumulated deficit	(64,205)	(64,220)
Total shareholders’ equity	38,443	37,824

Total liabilities and shareholders’ equity	$44,904	$43,941

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Quarter ended March 31
	2004	2003
Revenue
Software licenses	$1,987	$2,061
Services and other	3,173	3,096
Total revenue	5,160	5,157

Cost of goods and services
Cost of software	170	70
Cost of services and other	852	1,157
Total cost of goods and services	1,022	1,227

Gross margin	4,138	3,930

Operating expenses
Sales and marketing	1,674	2,284
Research and development	1,052	1,695
General and administrative	1,096	1,567
Stock compensation charge	—	75
Restructuring and other charges	368	448
Total operating expenses	4,190	6,069

Loss from operations	(52)	(2,139)

Other income (expense)
Interest income	95	160
Other, net	(28)	8
Total other income	67	168

Net income (loss)	$15	$(1,971)

Net income (loss) per share
Basic	$0.00	$(0.12)
Diluted	$0.00	$(0.12)

Weighted average shares outstanding
Basic	17,104	16,675
Diluted	18,537	16,675

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Quarter ended March 31
	2004	2003
Cash flows from operating activities
Net income (loss)	$15	$(1,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Depreciation and amortization	131	318
Provision for doubtful accounts	—	27
Stock compensation charge	—	75
Non-cash restructuring charge	332	—
Changes in operating assets and liabilities :
Accounts receivable	(135)	(233)
Inventory	17	(73)
Prepaid expenses and other current assets	(152)	(126)
Other assets	11	15
Accounts payable	(41)	90
Accrued expenses	(214)	(135)
Accrued compensation and related accruals	37	(250)
Accrued restructuring	(160)	—
Advanced payments from customers	(43)	(21)
Deferred revenue	707	693
Net cash provided by (used in) operating activities	505	(1,591)

Cash flows from investing activities
Maturities and sales of short-term investments	—	13,682
Purchases of short-term investments	(509)	(5,470)
Purchases of equipment	(67)	(20)
Net cash provided by (used in) investing activities	(576)	8,192

Cash flows from financing activities
Proceeds from exercise of options	604	25
Net cash provided by financing activities	604	25

Net change in cash and cash equivalents	533	6,626
Cash and cash equivalents, beginning of period	38,265	19,333
Cash and cash equivalents, end of period	$38,798	$25,959

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

The balance sheet at December 31, 2003, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2003, included with its Annual Report on Form 10-K filed with the SEC on March 30, 2004.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.

2.              Income or Loss Per Share

Basic net income or loss per share is based upon the net income or loss and upon the weighted-average number of common shares outstanding during the period.  Diluted net income per common share adjusts for the effect of common share equivalents, such as stock options and stock warrants, net of assumed repurchases, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for the respective period presented.  Accordingly, diluted net loss per share is the same as basic net loss per share.

	Three months ended March 31
in thousands, except per share amounts	2004	2003
Basic Income (loss) per share
Net income (loss)	$15	$(1,971)

Weighted average shares outstanding	17,104	16,675

Income (loss) per share	$0.00	$(0.12)

Diluted Income per share
Net income	$15

Shares:
Weighted average shares outstanding	17,104
Assumed option exercises	1,419
Assumed warrant exercises	14
Weighted average shares outstanding, as adjusted	18,537

Diluted income per share	$0.00

3.              Stock based compensation

The Company has elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.” The pro forma disclosures required under Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock Based Compensation Transition and Disclosure–an Amendment of SFAS, No. 123” are included below. SFAS, No. 123, “Accounting for Stock Based Compensation” permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the first quarter of 2004 and 2003, respectively, as determined under the fair value method, is shown below.

	Three months ended March 31
in thousands, except per share amounts	2004	2003

Net income (loss), as reported	$15	$(1,971)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	75
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(204)	(373)
Net loss, pro forma	$(189)	$(2,269)
Basic net income (loss) per share, as reported	$0.00	$(0.12)
Basic net loss per share, pro forma	$(0.01)	$(0.14)
Diluted net income per share, as reported	$0.00

Options to purchase 2,417,379 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of March 31, 2004, and options to purchase 2,742,002 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of March 31, 2003.

4.              Geographic Information

Revenues derived from customers outside of North America accounted for 19.1% and 27.1% of the Company’s total revenues in the quarters ended March 31, 2004 and 2003, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company’s long-lived assets located outside the United States are not considered material.

5.              Litigation and contingencies

In November 2001, the Company was named as a defendant in several shareholder class action litigations that have been filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company’s initial public offering.  These litigations are allegedly brought on behalf of purchasers of the Company’s stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000.  The plaintiffs seek unspecified damages.  In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints.    On February 25, 2004, the Company along with all other defendants, signed an agreement in principle to settle this litigation in consideration of a payment of $4.5 million, to be paid by the Company’s insurer.  No settlement monies will be due from the Company itself.  The settlement documents have been filed with the Court, and on May 6, 2004, the Court preliminarily approved their form.   Consummation of the proposed settlement is conditioned upon, among other things, negotiating, executing, and filing with the Court final settlement documents, and final approval by the Court.   If the proposed settlement described above is not consummated, the Company intends to defend the litigation vigorously.

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

The Company is a party in various other disputes and litigation that have arisen in the course of the Company’s business. In the opinion of management, although legal proceedings can not be predicted with certainty, the ultimate outcome of these disputes and lawsuits are not expected to have a material impact on the Company’s financial condition or results of operations, or cash flows.

6.              Restructuring and other charges

In the first quarter of 2004, the Company recorded a charge of $368,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded an adjustment of $59,000 for the reserve related to the consolidation of the corporate headquarters.  This adjustment is due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by three months.

In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.

A summary of the restructuring and other charge, is as follows:

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2002	396	—	—	24	420

2003 Provision	448	—	—	—	448
2003 Adjustments	—	—	—	—	—
2003 Cash Payments	(613)	—	—	(9)	(622)
2003 Non-cash charge offs	—	—	—	—	—

Balance as of March 31, 2003	$229	$—	$—	$15	$246

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2003	$6	$981	$—	$11	$998

2004 Provision	—	205	104	—	309
2004 Adjustments	—	59	—	—	59
2004 Cash Payments	—	(197)	—	—	(197)
2004 Non-cash charge offs	—	(169)	(104)	—	(273

Balance as of March 31, 2004	$6	$879	$—	$11	$896

Included in Accrued restructuring at March 31, 2004 is approximately $17,000 related to the staff reductions in the third quarter of 2002, which the Company estimates will be disbursed over the next quarter.  The remaining  $879,000, of which $459,000 is classified as non-current, related to the facility termination costs, which the Company estimates will be disbursed over remaining life of the lease through the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 36.8%, and 27.4% of the Company’s total revenue for the first quarter of 2004 and 2003, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

The Company has generally experienced a product sales cycle of six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective customer and end when product is shipped. The length of the sales cycle for customer orders depends on a number of factors including:

•                                          a customer’s awareness of the capabilities of the type of solutions Apropos sells and the amount of customer education required;

•                                          concerns that the Company’s customer may have about its limited operating history and track record and the Company’s size compared to many of its larger competitors;

•                                          a customer’s budgetary constraints;

•                                          the timing of a customer’s budget cycles;

•                                          concerns of the Company’s customer about the introduction of new products by the Company or its competitors that would render its current product noncompetitive or obsolete; and

•                                          downturns in general economic conditions, including reductions in demand for contact center services.

The Company’s OEM contracts contain additional provisions regarding product technical specifications, labeling instructions, and other instructions regarding customization and rebranding. The Company’s OEM contracts contain volume discounts.

Sales to customers outside the United States accounted for 19.1% and 27.1% of the Company’s total revenue during  the first quarter of 2004 and 2003, respectively. Management expects the portion of the Company’s total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

 Cost of goods and services.  Cost of goods and services consists primarily of:

•                                          payments for third party software used with the Company’s product;

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

	Quarter ended March 31
	2004	2003
Revenue
Software licenses	38.5%	40.0%
Services and other	61.5	60.0
Total revenue	100.0	100.0

Costs of goods and services
Cost of software	3.3	1.4
Cost of services and other	16.5	22.4
Total costs of goods and services	19.8	23.8

Gross margin	80.2	76.2

Operating expenses
Sales and marketing	32.4	44.3
Research and development	20.4	32.9
General and administrative	21.2	30.3
Stock compensation charge	0.0	1.5
Restructuring and other charges	7.2	8.7
Total operating expenses	81.2	117.7

Operating loss	(1.0)	(41.5)

Other income (expense)	1.3	3.3

Net Income (loss)	0.3%	(38.2)%

Quarter Ended March 31, 2004, Compared to Quarter Ended March 31, 2003

Revenue. Revenue remained relatively unchanged at $5.2 million in the quarter ended March 31, 2004, from $5.2 million in the quarter ended March 31, 2003.

Revenue from software licenses decreased 3.6% to $2.0 million in the quarter ended March 31, 2004, from $2.1 million in the quarter ended March 31, 2003.  The Company primarily attributes this decrease in software revenue to fewer new customers added in the first quarter of 2004 compared to the first quarter of 2003.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, increased 2.5% to $3.2 million in the quarter ended March 31, 2004, from $3.1 million in the quarter ended March 31, 2003.  An increase in customer support revenue to $2.4 in the first quarter of 2004 from $2.2 million in the first quarter of 2003 as a result of the Company’s expanding customer base was partially offset by lower professional services revenue due to fewer customers purchasing new systems.

Gross margin. Gross margins improved to 80.2% of total revenue in the quarter ended March 31, 2004, from 76.2% of total revenue in the quarter ended March 31, 2003. This improvement is due primarily to improved implementation and customer staff support utilization, and was partially offset by higher costs of third party software used in conjunction with the Company’s software.

Gross margins from software licenses decreased to 91.4% of software revenue in the quarter ended March 31, 2004 from 96.6% of software revenue in the quarter ended March 31, 2003. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 73.1% of services and other revenue in the quarter ended March 31, 2004, and 62.6% of services and other revenue in the quarter ended March 31, 2003.  This improvement is due to improved implementation and customer staff support utilization.

Operating expenses. Operating expenses decreased 31.0% to $4.2 million in the quarter ended March 31, 2004, from $6.1 million in the quarter ended March 31, 2003.  This decrease primarily reflects lower staffing levels in the first quarter 2004 compared to the first quarter 2003. Total operating headcount decreased by 26.5% to 72 employees at March 31, 2004, from 98 employees at March 31, 2003. As a percentage of total revenue, operating expenses were 81.2% in the first quarter ended March 31, 2004, and 117.7% in the first quarter ended March 31, 2003.

Sales and marketing expenses decreased 26.7% to $1.7 million in the first quarter ended March 31, 2004, from $2.3 million in the first quarter ended March 31, 2003.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 37.9% to $1.1 million in the first quarter ended March 31, 2004, from $1.7 million in the first quarter ended March 31, 2003.  The decrease in research and development expenses related primarily from reductions in personnel.

General and administrative expenses decreased 30.1% to $1.1 million in the first quarter ended March 31, 2004, from $1.6 million in the first quarter ended March 31, 2003.  The decreases in general and administrative expenses were primarily due to lower facility costs related to the consolidation of the corporate facility, lower legal fees, lower insurance costs and lower personnel costs, as a result of fewer personnel.

Stock compensation charge decreased 100% to $0 in the first quarter ended March 31, 2004, from $75,000 in the first quarter ended March 31, 2003. The decrease was due to all options issued prior to the IPO have become fully vested.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.

Restructuring and other charges.  In the first quarter of 2004, the Company recorded a charge of $368,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded an adjustment of $59,000 for the reserve related to the consolidation of the corporate headquarters.  This adjustment is due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by three months.  In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.

Other income and expense. Interest income was $95,000 in the first quarter ended March 31, 2004, and $160,000 in the first quarter ended March 31, 2003. The decrease in interest income is a result of lower cash, cash equivalents, and short-term investment balances and a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At March 31, 2004, the Company had approximately $52.3 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net

operating loss carryforwards is subject to annual limitations.    At March 31, 2004, the Company had foreign operating losses of approximately $8.8 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Net income(loss).  The Company recorded its second consecutive quarterly profit in the three months ended March 31, 2004.  The net income for the three months ended March 31, 2004 was $15,000, which included a restructuring charge of $368,000.  The Company recorded a net loss for the three months ended March 31, 2003 of  $2.0 million, which included a restructuring charge of $448,000.  The change is due to an increase in gross margin and lower operating expenses.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash inflows of $0.5 million in the first quarter of 2004 compared to net cash outflows of $1.6 million in the first quarter of 2003.  The operating cash inflows for the first quarter of 2004 resulted primarily from the seasonal increase in deferred revenue billings, offset to a lesser extent by increases in prepaid expenses and accounts receivable.  The operating cash outflows for the first quarter of 2003 resulted from net losses experienced along with increases in prepaid expenses and accounts receivable, offset by an increase in deferred revenue billings.

The Company’s investing activities resulted in net cash outflows of $0.6 million in the first quarter of 2004 and net cash inflows of $8.2 million in the first quarter of 2003.  The net outflows in the first quarter of 2004 were the result of the purchase of short-term investments and capital expenditures.  The net cash inflow in the first quarter of 2003 was primarily the decision by management to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  This inflow was offset by capital expenditures in the first quarter of 2003.

Financing activities generated $604,000 and $25,000 in cash in the first quarter of March 31, 2004 and 2003, respectively.  These funds were generated from proceeds received from stock option exercises.

As of March 31, 2004, the Company had no long-term obligations other than operating leases related to facilities utilized by the Company.  The following table summarizes the minimum lease payments for these operating leases as of March 31, 2004:

in thousands	Operating leases

Through March 31, 2005	$1,403
Through March 31, 2006	1,384
Through March 31, 2007	215

$3,002

The Company believes that its capital requirements, in large part, depend on future results of operations and, ultimately, achievement of profitability. The Company expects to devote resources to research and development efforts, to expand sales channels and marketing lead generation programs, to fund capital expenditures, and to provide for working capital and other general corporate purposes. Management believes that the existing cash and short-term investment balances will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $1.5 million at March 31, 2004. The Company’s short-term investments consist primarily of government agency bonds. The Company considers all investments with original maturities of less than one year, but greater than 90 days from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2003, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)          The following exhibits are included herein:

31.1                Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

A Form 8-K, dated February 9, 2004 was furnished to the Securities and Exchange Commission, but not filed therewith, on February 3, 2004 in response to Items 7, 9 and 12 to furnish a press release announcing the Company’s financial results for the quarter ended December 31, 2003 and to furnish supplemental information related thereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

Apropos Technology, Inc.

/s/FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)