Form 10-Q
period 2004-06-30
APROPOS TECHNOLOGY INC
filed 2004-08-13
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of July 23, 2004, was 17,306,491.

APROPOS TECHNOLOGY, INC.

Part I.              Financial Information.

Item 1.           Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30 2004	December 31 2003
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$39,405	$38,265
Short-term investments	1,515	1,000
Accounts receivable, less allowances for doubtful accounts of $187 at June 30, 2004 and $265 at December 31, 2003	2,423	2,895
Inventory	41	73
Prepaid expenses and other current assets	662	588
Total current assets	44,046	42,821

Equipment, net	663	921
Other assets	24	199
Total assets	$44,733	$43,941

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$142	$81
Accrued expenses	960	1,179
Accrued compensation and related accruals	531	377
Accrued restructuring, current portion	516	438
Advance payments from customers	99	186
Deferred revenues	3,474	3,296
Total current liabilities	5,722	5,557

Accrued restructuring, less current portion	360	560
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,306,491 shares issued and outstanding at June 30, 2004; 17,257,225 issued and 16,946,114 outstanding at December 31, 2003	173	173
Additional paid-in capital	102,574	102,263
Treasury stock, at cost	—	(392)
Accumulated deficit	(64,096)	(64,220)
Total shareholders’ equity	38,651	37,824

Total liabilities and shareholders’ equity	$44,733	$43,941

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Revenue
Software licenses	$1,638	$1,587	$3,625	$3,648
Services and other	3,330	3,069	6,503	6,165
Total revenue	4,968	4,656	10,128	9,813

Cost of goods and services
Cost of software	116	133	287	203
Cost of services and other	1,020	1,175	1,871	2,332
Total cost of goods and services	1,136	1,308	2,158	2,535

Gross margin	3,832	3,348	7,970	7,278

Operating expenses
Sales and marketing	1,760	1,924	3,433	4,208
Research and development	1,032	1,500	2,084	3,195
General and administrative	946	1,424	2,043	2,991
Stock compensation charge	—	75	—	150
Restructuring and other charges	88	—	456	448
Total operating expenses	3,826	4,923	8,016	10,992

Income (loss) from operations	6	(1,575)	(46)	(3,714)

Other income (expense)
Interest income	107	123	203	283
Other, net	(4)	(12)	(33)	(4)
Total other income (expense)	103	111	170	279

Net income (loss)	$109	$(1,464)	$124	$(3,435)

Net income (loss) per share
Basic	$0.01	$(0.09)	$0.01	$(0.21)
Diluted	$0.01	$(0.09)	$0.01	$(0.21)

Weighted average shares outstanding
Basic	17,273	16,729	17,188	16,702
Diluted	18,614	16,729	18,575	16,702

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Six months ended June 30
	2004	2003
Cash flows from operating activities
Net income (loss)	$124	$(3,435)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	250	606
Provision for doubtful accounts	—	27
Stock compensation charge	—	150
Non-cash restructuring charge	420	—
Changes in operating assets and liabilities:
Accounts receivable	471	44
Inventory	32	(61)
Prepaid expenses and other current assets	(74)	(92)
Other assets	6	10
Accounts payable	61	50
Accrued expenses	(219)	(538)
Accrued compensation and related accruals	154	(261)
Accrued restructuring	(269)	—
Advanced payments from customers	(87)	(114)
Deferred revenue	178	881
Net cash provided by (used in) operating activities	1,047	(2,733)

Cash flows from investing activities
Maturities and sales of short-term investments	—	20,593
Purchases of short-term investments	(514)	(5,470)
Purchases of equipment	(96)	(46)
Net cash provided by (used in) investing activities	(610)	15,067

Cash flows from financing activities
Proceeds from exercise of options	639	54
Proceeds from employee stock purchase plan	64	54
Net cash provided by financing activities	703	108

Net change in cash and cash equivalents	1,140	12,442
Cash and cash equivalents, beginning of period	38,265	19,333
Cash and cash equivalents, end of period	$39,405	$31,775

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

	Three months ended June 30		Six months ended June 30
In thousands, except per share amounts	2004	2003	2004	2003
Basic Income (loss) per share
Net income (loss)	$109	$(1,464)	$124	$(3,435)

Weighted average shares outstanding	17,273	16,729	17,188	16,702

Income (loss) per share	$0.01	$(0.09)	$0.01	$(0.21)

Diluted Income per share
Net income	$109		$124

Shares:
Weighted average shares outstanding	17,273		17,188
Assumed option exercises	1,326		1,372
Assumed warrant exercises	15		15
Weighted average shares outstanding, as adjusted	18,614		18,575

Diluted income per share	$0.01		$0.01

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the three and six months ended June 30, 2004 and 2003, respectively, as determined under the fair value method, is shown below.

	Three months ended June 30		Six months ended June 30
In thousands, except per share amounts	2004	2003	2004	2003

Net income (loss), as reported	$109	$(1,464)	$124	$(3,435)
Add: Stock-based employee compensation expense included in reported net income (loss)	—	75	—	150
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(215)	(327)	(433)	(669)
Net loss, pro forma	$(106)	$(1,716)	$(309)	$(3,984)
Basic net income (loss) per share, as reported	$0.01	$(0.09)	$0.01	$(0.21)
Basic net loss per share, pro forma	$(0.01)	$(0.10)	$(0.02)	$(0.24)
Diluted net income per share, as reported	$0.01		$0.01

Options to purchase 2,499,683 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of June 30, 2004, and options to purchase 2,958,510 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of June 30, 2003.

4.              Geographic Information

Revenues derived from customers outside of North America accounted for 17.1% and 25.4% of the Company’s total revenues in the three months ended June 30, 2004 and 2003, respectively.  Revenues derived from customers outside of North America accounted for 18.1% and 26.3% of the Company’s total revenues in the six months ended June 30, 2004 and 2003, respectively.

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

6.              Restructuring and other charges

In the second quarter of 2004, the Company recorded a charge of $88,000 related to the consolidation of the corporate headquarters.  This adjustment to the existing reserve is due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by six months.

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

In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.

A summary of the restructuring and other charge, is as follows:

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2002	396	—	—	24	420

2003 Provision	448	—	—	—	448
2003 Adjustments	—	—	—	—	—
2003 Cash Payments	(791)	—	—	(13)	(804)
2003 Non-cash charge offs	—	—	—	—	—

Balance as of June 30, 2003	$53	$—	$—	$11	$64

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2003	$6	$981	$—	$11	$998

2004 Provision	—	205	104	—	309
2004 Adjustments	—	147	—	—	147
2004 Cash Payments	—	(305)	—	—	(305)
2004 Non-cash charge offs	—	(169)	(104)	—	(273)

Balance as of June 30, 2004	$6	$859	$—	$11	$876

Included in Accrued restructuring at June 30, 2004 is approximately $17,000 related to the staff reductions in the third quarter of 2002, which the Company estimates will be disbursed over the next quarter.  The remaining  $859,000, of which $360,000 is classified as non-current, related to the facility termination costs, which the Company estimates will be disbursed over remaining life of the lease through the second quarter of 2006.

7.              Subsequent event

On August 2, 2004, the Company announced that David McCrabb has been named interim President and Chief Executive Officer of the Company and will be assuming this role in mid-August.

Kevin Kerns, the previous President and Chief Executive Officer, resigned from the Board of Directors effective August 2, 2004.

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

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 19.5% and 24.2% of the Company’s total revenue for the three months ended June 30, 2004 and 2003, respectively. Revenue generated via resellers and OEMs accounted for 28.4%, and 25.9% of the Company’s total revenue for the six months ended June 30, 2004 and 2003, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

Revenues derived from customers outside of North America accounted for 17.1% and 25.4% of the Company’s total revenues in the three months ended June 30, 2004 and 2003, respectively.  Revenues derived from customers outside of North America accounted for 18.1% and 26.3% of the Company’s total revenues in the six months ended June 30, 2004 and 2003, respectively.  Management expects the portion of the Company’s total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

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

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Revenue
Software licenses	33.0%	34.1%	35.8%	37.2%
Services and other	67.0%	65.9%	64.2%	62.8%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	2.3%	2.9%	2.8%	2.1%
Cost of services and other	20.6%	25.2%	18.5%	23.7%
Total costs of goods and services	22.9%	28.1%	21.3%	25.8%

Gross margin	77.1%	71.9%	78.7%	74.2%

Operating expenses
Sales and marketing	35.4%	41.3%	33.9%	42.9%
Research and development	20.8%	32.2%	20.6%	32.5%
General and administrative	19.0%	30.6%	20.2%	30.5%
Stock compensation charge	0.0%	1.6%	0.0%	1.5%
Restructuring and other charges	1.8%	0.0%	4.5%	4.6%
Total operating expenses	77.0%	105.7%	79.2%	112.0%

Operating income (loss)	0.1%	(33.8)%	(0.5)%	(37.8)%

Other income (expense)	2.1%	2.4%	1.7%	2.8%

Net income (loss)	2.2%	(31.4)%	1.2%	(35.0)%

Quarter Ended June 30, 2004, Compared to Quarter Ended June 30, 2003

Revenue. Revenue increased 6.7% to $5.0 million in the quarter ended June 30, 2004, from $4.7 million in the quarter ended June 30, 2003.

Revenue from software licenses increased 3.2% to $1.64 million in the quarter ended June 30, 2004, from $1.59 million in the quarter ended June 30, 2003.  The Company primarily attributes this increase in software revenue to larger orders from new customers added in the second quarter of 2004 compared to the second quarter of 2003.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, increased 8.5% to $3.3 million in the quarter ended June 30, 2004, from $3.1 million in the quarter ended June 30, 2003.  The Company primarily attributes this increase to increased customer support revenue as a result of the Company’s expanding customer base, and to increased professional services revenue, which included the greater use of subcontracted services, due to increasing demand for implementing system upgrades.

Gross margin. Gross margins improved to 77.1% of total revenue in the quarter ended June 30, 2004, from 71.9% of total revenue in the quarter ended June 30, 2003. This improvement is due primarily to improved implementation and customer staff support utilization.

Gross margins from software licenses increased to 92.9% of software revenue in the quarter ended June 30, 2004 from 91.6% of software revenue in the quarter ended June 30, 2003. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 69.4% of services and other revenue in the quarter ended June 30, 2004, and 61.7% of services and other revenue in the quarter ended June 30, 2003.  This improvement is due to improved implementation and customer staff support utilization.

Operating expenses. Operating expenses decreased 22.3% to $3.8 million in the quarter ended June 30, 2004, from $4.9 million in the quarter ended June 30, 2003.  This decrease primarily reflects lower staffing levels in the second quarter 2004 compared to the second quarter 2003. Total operating headcount decreased by 24.0% to 73 employees at June 30, 2004, from 96 employees at June 30, 2003. As a percentage of total revenue, operating expenses were 77.0% in the quarter ended June 30, 2004, and 105.7% in the quarter ended June 30, 2003.

Sales and marketing expenses decreased 8.6% to $1.8 million in the quarter ended June 30, 2004, from $1.9 million in the quarter ended June 30, 2003.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, offset to a lesser extent by higher commission expense due to higher commissionable sales.

Research and development expenses decreased 31.2% to $1.0 million in the quarter ended June 30, 2004, from $1.5 million in the quarter ended June 30, 2003.  The decrease in research and development expenses related primarily from reductions in personnel.

General and administrative expenses decreased 33.5% to $0.9 million in the quarter ended June 30, 2004, from $1.4 million in the quarter ended June 30, 2003.  The decreases in general and administrative expenses were primarily due to lower facility costs related to the consolidation of the corporate facility, lower legal fees, lower insurance costs and lower personnel costs, as a result of fewer personnel.

Stock compensation charge decreased 100% to $0 in the quarter ended June 30, 2004, from $75,000 in the quarter ended June 30, 2003. The decrease was due to all options issued prior to the IPO having become fully vested.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.

Restructuring and other charges.  In the second quarter of 2004, the Company recorded a charge of $88,000.  This adjustment of $88,000 to the existing reserve related to the consolidation of the corporate headquarters.  This adjustment is due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by six months.

Other income and expense. Interest income was $107,000 in the quarter ended June 30, 2004, and $123,000 in the quarter ended June 30, 2003. The decrease in interest income is the result of a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At June 30, 2004, the Company had approximately $52.2 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.  At June 30, 2004, the Company had foreign operating losses of approximately $8.9 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Net income (loss).  The Company recorded its third consecutive quarterly profit in the three months ended June 30, 2004.  The net income for the three months ended June 30, 2004 was $109,000, which included a restructuring charge of $88,000.  The Company recorded a net loss for the three months ended June 30, 2003 of  $1.5 million.  The change is primarily due to an increase in gross margin and lower operating expenses.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

Revenue. Revenue increased 3.2% to $10.1 million in the six months ended June 30, 2004, from $9.8 million in the six months ended June 30, 2003.

Revenue from software licenses remained relatively unchanged at $3.6 million in the six months ended June 30, 2004, from $3.6 million in the six months ended June 30, 2003.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, increased 5.5% to $6.5 million in the six months ended June 30, 2004, from $6.2 million in the six months ended June 30, 2003.  The Company attributes this increase to increased customer support revenue as a result of the Company’s expanding customer base.

Gross margin. Gross margins improved to 78.7% of total revenue in the six months ended June 30, 2004, from 74.2% of total revenue in the six months ended June 30, 2003. This improvement is due primarily to improved implementation and customer staff support utilization.

Gross margins from software licenses decreased to 92.1% of software revenue in the six months ended June 30, 2004 from 94.4% of software revenue in the six months ended June 30, 2003. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 71.2% of services and other revenue in the six months ended June 30, 2004, and 62.2% of services and other revenue in the six months ended June 30, 2003.  This improvement is due to improved implementation and customer staff support utilization.

Operating expenses. Operating expenses decreased 27.1% to $8.0 million in the six months ended June 30, 2004, from $11.0 million in the six months ended June 30, 2003.  This decrease primarily reflects lower staffing levels in the first six months of 2004 compared to the first six months of 2003. Total operating headcount decreased by 24.0% to 73 employees at June 30, 2004, from 96 employees at June 30, 2003. As a percentage of total revenue, operating expenses were 79.1% in the six months ended June 30, 2004, and 112.0% in the six months ended June 30, 2003.

Sales and marketing expenses decreased 18.4% to $3.3 million in the six months ended June 30, 2004, from $4.2 million in the six months ended June 30, 2003.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 34.8% to $2.1 million in the six months ended June 30, 2004, from $3.2 million in the six months ended June 30, 2003.  The decrease in research and development expenses related primarily from reductions in personnel.

General and administrative expenses decreased 31.7% to $2.0 million in the six months ended June 30, 2004, from $3.0 million in the six months ended June 30, 2003.  The decreases in general and administrative expenses were primarily due to lower facility costs related to the consolidation of the corporate facility, lower legal fees, lower insurance costs and lower personnel costs, as a result of fewer personnel.

Stock compensation charge decreased 100% to $0 in the six months ended June 30, 2004, from $150,000 in the six months ended June 30, 2003. The decrease was due to all options issued prior to the IPO having become fully vested.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount is being amortized over the vesting period of the individual options, which is typically four years.

Restructuring and other charges.  In the six months ended June 30, 2004, the Company recorded a charge of $456,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company has recorded adjustments to increase the reserve in the first and second quarters totaling $147,000 related to the consolidation of the corporate headquarters.  These adjustments are due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by nine months.  In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.

Other income and expense. Interest income was $203,000 in the six months ended June 30, 2004, and $283,000 in the six months ended June 30, 2003. The decrease in interest income is a result of a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At June 30, 2004, the Company had approximately $52.2 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.  At June 30, 2004, the Company had foreign operating losses of approximately $8.9 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Net income (loss).  The Company recorded a profit of $124,000 in the six months ended June 30, 2004, which included a restructuring charge of $456,000.  The Company recorded a net loss for the six months ended June 30, 2003 of  $3.4 million.  The change is primarily due to an increase in gross margin and lower operating expenses.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash inflows of $1.0 million in the six months ended June 30, 2004 compared to net cash outflows of $2.7 million in the six months ended June 30, 2003.  The operating cash inflows for the six months ended June 30, 2004 resulted primarily from net income increased by non-cash expenses and a decrease in accounts receivable, offset to a lesser extent by decreases in accrued expenses and accrued restructuring.  The operating cash outflows for the six months ended June 30, 2003 resulted from net losses experienced along with increases in prepaid expenses and accounts receivable, offset by an increase in deferred revenue billings.

The Company’s investing activities resulted in net cash outflows of $0.6 million in the six months ended June 30, 2004 and net cash inflows of $15.0 million in the six months ended June 30, 2003.  The net outflows in the six months ended June 30, 2004 were the result of the purchase of short-term investments and capital expenditures.  The net cash inflow in the six months ended June 30, 2003 was primarily the decision by management to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  This inflow was offset by capital expenditures in the six months ended June 30, 2003.

Financing activities generated $703,000 and $108,000 in cash in the six months ended June 30, 2004 and 2003, respectively.  These funds were generated from proceeds received from stock issuances related to the Company’s stock option and employee stock purchase plans.

As of June 30, 2004, the Company had no long-term obligations other than operating leases related to facilities utilized by the Company.  The following table summarizes the minimum lease payments for these operating leases as of June 30, 2004:

in thousands	Operating leases

Through June 30, 2005	$1,403
Through June 30, 2006	1,248

$2,651

The Company believes that its capital requirements, in large part, depend on future results of operations and maintaining profitability. The Company expects to devote resources to research and development efforts, to expand sales channels and marketing lead generation programs, to fund capital expenditures, and to provide for working capital and other general corporate purposes. Management believes that the existing cash and short-term investment balances of $40.9 million will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $1.5 million at June 30, 2004. The Company’s short-term investments consist primarily of government agency bonds. The Company considers all investments with original maturities of less than one year, but greater than 90 days from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2003, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 8, 2004, the Company’s annual meeting of shareholders was held and the following matters were voted on:

The following individuals were elected to the board of directors to serve until the 2007 annual meeting of stockholders and thereafter until their successors are duly elected and qualified:

Nominee	Votes for	Votes against	Votes abstained	Broker non-votes
Kenneth D. Barwick	14,450,097	0	141,466	0
Jamie W. Ellertson	14,096,277	0	505,286	0

Item 5.           Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)          The following exhibits are included herein:

31.1                Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

A Form 8-K, dated April 22, 2004 was furnished to the Securities and Exchange Commission, but not filed therewith, on April 26, 2004 in response to Items 7, 9 and 12 to furnish a press release announcing the Company’s financial results for the quarter ended March 31, 2004 and to furnish supplemental information related thereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2004.

Apropos Technology, Inc.

/s/ FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)