Form 10-Q
period 2004-09-30
APROPOS TECHNOLOGY INC
filed 2004-11-12
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of October 22, 2004, was 17,511,432.

APROPOS TECHNOLOGY, INC.

Part I.     Financial Information.

Item 1.    Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	September 30 2004	December 31 2003
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$38,076	$38,265
Short-term investments	3,008	1,000
Accounts receivable, less allowances for doubtful accounts of $187 at September 30, 2004 and $265 at December 31, 2003	2,859	2,895
Inventory	81	73
Prepaid expenses and other current assets	467	588
Total current assets	44,491	42,821

Equipment, net	618	921
Other assets	21	199
Total assets	$45,130	$43,941

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$137	$81
Accrued expenses	1,129	1,179
Accrued compensation and related accruals	812	377
Accrued restructuring, current portion	798	438
Advance payments from customers	118	186
Deferred revenues	3,610	3,296
Total current liabilities	6,604	5,557

Accrued restructuring, less current portion	390	560
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,511,432 shares issued and outstanding at September 30, 2004; 17,257,225 issued and 16,946,114 outstanding at December 31, 2003	175	173
Additional paid-in capital	102,872	102,263
Treasury stock, at cost	—	(392)
Accumulated deficit	(64,911)	(64,220)
Total shareholders’ equity	38,136	37,824

Total liabilities and shareholders’ equity	$45,130	$43,941

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenue
Software licenses	$1,731	$1,677	$5,357	$5,326
Services and other	3,249	3,034	9,751	9,199
Total revenue	4,980	4,711	15,108	14,525

Cost of goods and services
Cost of software	172	91	459	294
Cost of services and other	897	1,003	2,769	3,336
Total cost of goods and services	1,069	1,094	3,228	3,630

Gross margin	3,911	3,617	11,880	10,895

Operating expenses
Sales and marketing	1,887	1,628	5,320	5,836
Research and development	1,021	1,117	3,105	4,312
General and administrative	1,132	1,475	3,175	4,466
Stock compensation charge	—	75	—	225
Restructuring and other charges	836	2,427	1,291	2,875
Total operating expenses	4,876	6,722	12,891	17,714

Loss from operations	(965)	(3,105)	(1,011)	(6,819)

Other income (expense)
Interest income	145	99	347	382
Other, net	5	5	(27)	2
Total other income (expense)	150	104	320	384

Net loss	$(815)	$(3,001)	$(691)	$(6,435)

Basic and diluted net loss per share	$(0.05)	$(0.18)	$(0.04)	$(0.38)

Weighted average shares outstanding	17,343	16,842	17,240	16,749

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Nine months ended September 30
	2004	2003
Cash flows from operating activities
Net loss	$(691)	$(6,435)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	353	845
Provision for doubtful accounts	—	36
Stock compensation charge	—	225
Non-cash restructuring charge	519	392
Changes in operating assets and liabilities:
Accounts receivable	36	353
Inventory	(8)	35
Prepaid expenses and other current assets	120	422
Other assets	9	8
Accounts payable	57	7
Accrued expenses	(50)	(177)
Accrued compensation and related accruals	436	(387)
Accrued restructuring	188	812
Advanced payments from customers	(68)	(116)
Deferred revenue	314	689
Net cash provided by (used in) operating activities	1,215	(3,291)

Cash flows from investing activities
Maturities and sales of short-term investments	1,000	27,039
Purchases of short-term investments	(3,008)	(5,470)
Purchases of equipment	(152)	(123)
Net cash provided by (used in) investing activities	(2,160)	21,446

Cash flows from financing activities
Proceeds from exercise of options	692	211
Proceeds from employee stock purchase plan	64	54
Net cash provided by financing activities	756	265

Net change in cash and cash equivalents	(189)	18,420
Cash and cash equivalents, beginning of period	38,265	19,333
Cash and cash equivalents, end of period	$38,076	$37,753

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the three and nine months ended September 30, 2004 and 2003, respectively, as determined under the fair value method, is shown below.

	Three months ended September 30		Nine months ended September 30
In thousands, except per share amounts	2004	2003	2004	2003

Net loss, as reported	$(815)	$(3,001)	$(691)	$(6,435)
Add: Stock-based employee compensation expense included in reported net loss	246	75	246	225
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(457)	(296)	(890)	(995)
Net loss, pro forma	$(1,026)	$(3,222)	$(1,335)	$(7,205)
Basic and diluted loss per share, as reported	$(0.05)	$(0.18)	$(0.04)	$(0.38)
Basic and diluted loss per share, pro forma	$(0.06)	$(0.19)	$(0.08)	$(0.43)

Options to purchase 2,009,678 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of September 30, 2004, and options to purchase 2,690,615 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of September 30, 2003.

4.              Geographic Information

Revenues derived from customers outside of North America accounted for 20.8% and 21.7% of the Company’s total revenues in the three months ended September 30, 2004 and 2003, respectively.  Revenues derived from customers outside of North America accounted for 19.0% and 24.8% of the Company’s total revenues in the nine months ended September 30, 2004 and 2003, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company’s long-lived assets located outside the United States are not considered material.

5.              Litigation and contingencies

The Company was named as a nominal defendant in a shareholder derivative action filed in February 2002 against certain of its present and former directors and officers.  The complaint alleges, among other things, that the defendants breached duties owed to the Company in connection certainly allegedly false and misleading statements in the Company’s Registration Statement and Prospectus in connection with the Company’s initial public offering.  The complaint, which was amended in August 2002, sought unspecified money damages and other relief ostensibly on behalf of the Company.  In September 2004, the action was dismissed without prejudice.

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

Formal settlement documents, including a stipulation of settlement and related documents, have now been filed with the Court.  The plaintiffs in the cases against us, along with the plaintiffs in the other related cases in which issuer defendants have agreed to the proposed settlement, have requested preliminary approval by the Court of the proposed settlement, including the form of the notice of the proposed settlement that will be sent to members of the proposed classes in each settling case.  Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, have filed an opposition to preliminary approval of the proposed settlement of those cases.  In mid-September, the Court asked lead counsel for the plaintiffs and for the issuer defendants for additional information concerning the adequacy of the settlement amount and how plaintiffs intend to allocate any consideration paid under the settlement among the more than 300 separate class actions that are included in the settlement.  Counsel for the plaintiffs and for the issuer defendants are in the process of providing to the Court the information that it has requested.

Consummation of the proposed settlement remains conditioned upon receipt of both preliminary and final court approval.  If the Court preliminarily approves the proposed settlement, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

6.              Restructuring and other charges

In the third quarter of 2004, the Company recorded a charge of $836,000 related to the separation agreement with the Company’s former Chief Executive Officer, exit costs related to the relocation of the Company’s EMEA headquarters and the consolidation of the corporate headquarters.  The separation agreement costs of $555,000 consisted of three components.  The first component was severance totaling $239,000 from the pre-existing employment agreement; the second component was stock compensation charge of $246,000 for the acceleration of option vesting; and the third component was related legal fees of $70,000.  The exit costs of $49,000 for the relocation of the Company’s EMEA headquarters related to the cancellation of certain telephony contracts.  The existing reserve for the corporate headquarters vacated space was increased by $232,000 due to the fact the Company has been unable to find a tenant to sublet the excess facility space and believes that in the current market the Company is unlikely to find a tenant to sublease the space through the end of the lease term of May 2006.

In the second quarter of 2004, the Company recorded a charge of $88,000 related to the consolidation of the corporate headquarters.  This adjustment to the existing reserve was due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by six months.

In the first quarter of 2004, the Company recorded a charge of $368,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded an adjustment of $59,000 for the reserve related to the consolidation of the corporate headquarters.  This adjustment was due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by three months.

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

In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.

A summary of the restructuring and other charge, is as follows:

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2002	396	—	—	24	420

2003 Provision	1,186	1,344	345	30	2,905
2003 Adjustments	—	—	—	(30)	(30)
2003 Cash Payments	(1,552)	(106)	—	(13)	(1,671)
2003 Non-cash charge offs	—	(47)	(345)	—	(392)

Balance as of September 30, 2003	$30	$1,191	$—	$11	$1,232

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2003	$6	$981	$—	$11	$998

2004 Provision	485	253	104	70	912
2004 Adjustments	—	379	—	—	379
2004 Cash Payments	—	(512)	—	(70)	(582)
2004 Non-cash charge offs	(246)	(169)	(104)	—	(519)

Balance as of September 30, 2004	$245	$932	$—	$11	$1,188

Included in Accrued restructuring at September 30, 2004 is approximately $17,000 related to the staff reductions in the third quarter of 2002, which the Company estimates will be disbursed over the next quarter.  In addition there is approximately, $239,000 related to the former CEO separation agreement, which the Company estimates will be disbursed over the next four quarters.  The remaining $932,000, of which $390,000 is classified as non-current, relates to the facility termination costs, which the Company estimates will be disbursed over remaining life of the lease through the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances or for any other reason.

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

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 23.4% and 28.7% of the Company’s total revenue for the three months ended September 30, 2004 and 2003, respectively. Revenue generated via resellers and OEMs accounted for 26.7% and 26.8% of the Company’s total revenue for the nine months ended September 30, 2004 and 2003, respectively. Management expects that revenue derived from sales to resellers and OEMs to be comparable in the foreseeable future.

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

Revenues derived from customers outside of North America accounted for 20.8% and 21.7% of the Company’s total revenues in the three months ended September 30, 2004 and 2003, respectively.  Revenues derived from customers outside of North America accounted for 19.0% and 24.8% of the Company’s total revenues in the nine months ended September 30, 2004 and 2003, respectively.  Management expects the portion of the Company’s total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

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

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Revenue
Software licenses	34.8%	35.6%	35.5%	36.7%
Services and other	65.2%	64.4%	64.5%	63.3%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	3.5%	1.9%	3.0%	2.0%
Cost of services and other	18.0%	21.3%	18.4%	23.0%
Total costs of goods and services	21.5%	23.2%	21.4%	25.0%

Gross margin	78.5%	76.8%	78.6%	75.0%

Operating expenses
Sales and marketing	37.9%	34.6%	35.2%	40.2%
Research and development	20.5%	23.7%	20.6%	29.7%
General and administrative	22.7%	31.3%	21.0%	30.7%
Stock compensation charge	0.0%	1.6%	0.0%	1.5%
Restructuring and other charges	16.8%	51.5%	8.5%	19.8%
Total operating expenses	97.9%	142.7%	85.3%	121.9%

Operating income (loss)	(19.4)%	(65.9)%	(6.7)%	(46.9)%

Other income (expense)	3.0%	2.2%	2.1%	2.6%

Net income (loss)	(16.4)%	(63.7)%	(4.6)%	(44.3)%

Quarter Ended September 30, 2004, Compared to Quarter Ended September 30, 2003

Revenue. Revenue increased 5.7% to $5.0 million in the quarter ended September 30, 2004, from $4.7 million in the quarter ended September 30, 2003.

Revenue from software licenses increased 3.2% to $1.73 million in the quarter ended September 30, 2004, from $1.68 million in the quarter ended September 30, 2003.  The Company primarily attributes this increase in software revenue to more orders from existing customers in the third quarter of 2004 compared to the third quarter of 2003.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, increased 7.1% to $3.2 million in the quarter ended September 30, 2004, from $3.0 million in the quarter ended September 30, 2003.  The Company primarily attributes this increase to increased customer support revenue as a result of the Company’s expanding customer base, and to increased professional services revenue due to increasing demand for implementing system upgrades.

Gross margin. Gross margins improved to 78.5% of total revenue in the quarter ended September 30, 2004, from 76.8% of total revenue in the quarter ended September 30, 2003. This increase is due primarily to improved utilization of implementation and customer support staff .

Gross margins from software licenses decreased to 90.0% of software revenue in the quarter ended September 30, 2004 from 94.6% of software revenue in the quarter ended September 30, 2003. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 72.4% of services and other revenue in the quarter ended September 30, 2004, and 66.9% of services and other revenue in the quarter ended September 30, 2003.  This increase is due to improved utilization of implementation and customer support staff offset to a lesser extent by higher use of subcontracted services.

Operating expenses. Operating expenses decreased 27.5% to $4.9 million in the quarter ended September 30, 2004, from $6.7 million in the quarter ended September 30, 2003.  This decrease primarily due to lower restructuring charges in the third quarter 2004 compared to the third quarter 2003. Total operating headcount increased by 2.9% to 72 employees at September 30, 2004, from 70 employees at September 30, 2003. As a percentage of total revenue, operating expenses were 97.9% in the quarter ended September 30, 2004, and 142.7% in the quarter ended September 30, 2003.

Sales and marketing expenses increased 15.9% to $1.9 million in the quarter ended September 30, 2004, from $1.6 million in the quarter ended September 30, 2003.  The increases in sales and marketing expenses were primarily due to higher personnel costs and marketing programs.

Research and development expenses decreased 8.6% to $1.0 million in the quarter ended September 30, 2004, from $1.1 million in the quarter ended September 30, 2003.  The decrease in research and development expenses related primarily from reductions in personnel.

General and administrative expenses decreased 23.2% to $1.1 million in the quarter ended September 30, 2004, from $1.5 million in the quarter ended September 30, 2003.  The decreases in general and administrative expenses were primarily due to lower facility costs related to the consolidation of the corporate facility, lower legal fees, lower insurance costs, offset to a lesser extent by higher personnel costs.

Stock compensation charge decreased 100% to $0 in the quarter ended September 30, 2004, from $75,000 in the quarter ended September 30, 2003. The decrease was due to all options issued prior to the IPO having become fully vested.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount was amortized over the vesting period of the individual options, which is typically four years.

Restructuring and other charges.  In the third quarter of 2004, the Company recorded a charge of $836,000 related to the separation agreement with the Company’s former Chief Executive Officer, exit costs related to the relocation of the Company’s EMEA headquarters and the consolidation of the corporate headquarters.  The separation agreement costs of $555,000 consisted of three components.  The first component was severance totaling $239,000 from the pre-existing employment agreement; the second component was stock compensation charge of $246,000 for the acceleration of option vesting; and the third component was related legal fees of $70,000.  The exit costs of $49,000 for the relocation of the Company’s EMEA headquarters related to the cancellation of certain telephony contracts.  The existing reserve for the corporate headquarters vacated space was increased by $232,000 due to the fact the Company has been unable to find a tenant to sublet the excess facility space and believes that in the current market the Company is unlikely to find a tenant to sublease the space through the end of the lease term of May 2006.  In the third quarter of 2003, the Company conducted an extensive review of its operations to better align its operating cost structure with current revenue levels.  This review focused on staffing levels, facility needs and long-lived assets utilized in the business.  As a result of this review, the Company recorded a Restructuring and other charges of $2.4 million.  This charge was comprised of three components:  a charge related to staff reductions of $0.7 million, a facility termination charge of $1.3 million and an asset impairment charge of $0.4 million.

Other income and expense. Interest income was $145,000 in the quarter ended September 30, 2004, and $99,000 in the quarter ended September 30, 2003. The increase in interest income is the result of an increase in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At September 30, 2004, the Company had approximately $52.8 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.  At September 30, 2004, the Company had foreign operating losses of approximately $8.8 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Nine months ended September 30, 2004, Compared to Nine months ended September 30, 2003

Revenue. Revenue increased 4.0% to $15.1 million in the nine months ended September 30, 2004, from $14.5 million in the nine months ended September 30, 2003.

Revenue from software licenses increased 0.6% to $5.4 million in the nine months ended September 30, 2004, from $5.3 million in the nine months ended September 30, 2003.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, increased 6.0% to $9.8 million in the nine months ended September 30, 2004, from $9.2 million in the nine months ended September 30, 2003.  The Company attributes this increase to increased customer support revenue as a result of the Company’s expanding customer base.

Gross margin. Gross margins improved to 78.6% of total revenue in the nine months ended September 30, 2004, from 75.0% of total revenue in the nine months ended September 30, 2003. This increase is due primarily to improved utilization of implementation and customer support staff.

Gross margins from software licenses decreased to 91.4% of software revenue in the nine months ended September 30, 2004 from 94.5% of software revenue in the nine months ended September 30, 2003. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 71.6% of services and other revenue in the nine months ended September 30, 2004, and 63.7% of services and other revenue in the nine months ended September 30, 2003.  This increase is due to improved utilization of implementation and customer support staff.

Operating expenses. Operating expenses decreased 27.2% to $12.9 million in the nine months ended September 30, 2004, from $17.7 million in the nine months ended September 30, 2003.  This decrease primarily reflects lower relative staffing levels in the first nine months of 2004 compared to the first nine months of 2003. Total operating headcount at September 30, 2004 of 72, which increased by 3 or 2.9% from the beginning of 2004, compared to operating headcount at September 30, 2003 of 70, which decreased by 61 or 47% from the beginning of 2003. As a percentage of total revenue, operating expenses were 85.3% in the nine months ended September 30, 2004, and 121.9% in the nine months ended September 30, 2003.

Sales and marketing expenses decreased 8.8% to $5.3 million in the nine months ended September 30, 2004, from $5.8 million in the nine months ended September 30, 2003.  The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, and streamlined marketing programs.

Research and development expenses decreased 28.0% to $3.1 million in the nine months ended September 30, 2004, from $4.3 million in the nine months ended September 30, 2003.  The decrease in research and development expenses related primarily from reductions in personnel.

General and administrative expenses decreased 28.9% to $3.2 million in the nine months ended September 30, 2004, from $4.5 million in the nine months ended September 30, 2003.  The decreases in general and administrative expenses were primarily due to lower facility costs related to the consolidation of the corporate facility, lower legal fees, lower insurance costs, depreciation and lower personnel costs, as a result of fewer personnel.

Stock compensation charge decreased 100% to $0 in the nine months ended September 30, 2004, from $225,000 in the nine months ended September 30, 2003. The decrease was due to all options issued prior to the IPO having become fully vested.  Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options.  This amount was amortized over the vesting period of the individual options, which is typically four years.

Restructuring and other charges.  In the nine months ended September 30, 2004, the Company recorded a charge of $1.3 million.  In the third quarter of 2004, the Company recorded a charge of $555,000 related to the separation agreement with the Company’s former CEO, which consisted of three components.  The first component was severance totaling $239,000 from the pre-existing employment agreement; the second component was stock compensation charge of $246,000 for the acceleration of option vesting; and the third component was related legal fees of $70,000.  In the first and third quarters of 2004, the Company recorded charges related to the relocation of the U.K. operations.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $357,000, consisted of forfeiture of the rent deposit, abandonment of assets, cancellation of certain telephony contracts and other direct disposal costs.  Additionally, the Company has recorded adjustments to increase the reserve in the first, second and third quarters totaling $379,000 related to the consolidation of the corporate headquarters.  These adjustments are due to the fact the Company has been unable to find a tenant to sublet the excess facility space and believes that in the current market the Company is unlikely to find a tenant to sublease the space through the end of the lease term of May 2006.  In the third quarter of 2003, the Company conducted an extensive review of its operations to better align its operating cost structure with current revenue levels.  This review focused on staffing levels, facility needs and long-lived assets utilized in the business.  As a result of this review, the Company recorded a Restructuring and other charges of $2.4 million.  This charge was comprised of three components:  a charge related to staff reductions of $0.7 million, a facility termination charge of $1.3 million and an asset impairment charge of $0.4 million.  In the first quarter of 2003, the Company recorded a charge of $448,000.  This charge related to staff reductions of 30 persons.

Other income and expense. Interest income was $347,000 in the nine months ended September 30, 2004, and $382,000 in the nine months ended September 30, 2003. The decrease in interest income is a result of a decline in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At September 30, 2004, the Company had approximately $52.8 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.  At September 30, 2004, the Company had foreign operating losses of approximately $8.8 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash inflows of $1.2 million in the nine months ended September 30, 2004 compared to net cash outflows of $3.3 million in the nine months ended September 30, 2003.  The increase of $4.5 million in cash generated from operations resulted primarily from a reduction of net losses by $5.7 million.  The operating cash inflows for the nine months ended September 30, 2004 resulted primarily from non-cash expenses and by increases to accrued compensation and deferred revenue billings, offset to a lesser extent by net losses.  The operating cash outflows for the nine months ended September 30, 2003 resulted from net loss incurred and a decrease in accrued compensation , offset by an increases in deferred revenue billings and accrued restructuring, and decreases in accounts receivables and prepaid expenses.

The Company’s investing activities resulted in net cash outflows of $2.2 million in the nine months ended September 30, 2004 and net cash inflows of $21.4 million in the nine months ended September 30, 2003.  The net outflows in the nine months ended September 30, 2004 were the result of the purchase of short-term investments and capital expenditures.  The net cash inflow in the nine months ended September 30, 2003 was primarily the decision by management to reduce the length of maturity on the Company’s investments.  The decision caused many investments to be classified as cash and cash equivalents instead of short-term investments.  This inflow was offset by capital expenditures in the nine months ended September 30, 2003.

Financing activities generated $756,000 and $265,000 in cash in the nine months ended September 30, 2004 and 2003, respectively.  These funds were generated from proceeds received from stock issuances related to the Company’s stock option and employee stock purchase plans.

As of September 30, 2004, the Company had no long-term obligations other than operating leases related to facilities utilized by the Company.  The following table summarizes the minimum lease payments for these operating leases as of September 30, 2004:

in thousands	Operating leases

Through September 30, 2005	$1,403
Through September 30, 2006	897

$2,300

The Company believes that its capital requirements, in large part, depend on future results of operations and achieving profitability. The Company expects to devote resources to research and development efforts, to expand sales efforts and marketing lead generation programs, to fund capital expenditures, and to provide for working capital and other general corporate purposes. Management believes that the existing cash and short-term investment balances of $41.1 million will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $3.0 million at September 30, 2004. The Company’s short-term investments consist primarily of bank certificates of deposit. The Company considers all investments with original maturities of less than one year, but greater than 90 days from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2003, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Item 4.  Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 4 to the Company’s unaudited condensed consolidated financial statements in Item 1 – Part I of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

The following exhibits are included herein:

10.1	Separation and Release Agreement between the Company and Kevin G. Kerns dated September 14, 2004
10.2	Employment Agreement between the Company and David McCrabb dated July 30, 2004
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2004.

Apropos Technology, Inc.

/s/FRANCIS J. LEONARD
Francis J. Leonard Chief Financial Officer and Vice President (Principal Financial Officer and Authorized Officer)