Form 10-K
period 2004-12-31
APROPOS TECHNOLOGY INC
filed 2005-03-30
CIK 1098803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant (based upon the per share closing sale price of $3.90 on June 30, 2004, and for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $36,000,000.

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of March 1, 2005, was 17,834,513.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference into this report:

Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting of Shareholders (the “2005 Proxy Statement”) (Part III)

FORWARD-LOOKING STATEMENTS

Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Annual Report. These and other risks are detailed elsewhere in this Annual Report under “Risk Factors Associated with Apropos’ Business and Future Operating Results.” The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

Part I

ITEM 1. BUSINESS.

The Company

Apropos Technology, Inc. (“Apropos” or the “Company”) develops, markets, and supports a leading real-time, multi-channel interaction management application platform for managing customer interactions across a variety of communications channels, including E-mail, Fax, Web, and Voice. Apropos’ solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company’s product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail or Web Collaboration, and also provides real-time access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

The Company’s interaction management software enables customers to prioritize, route, and respond to customer interactions across multiple communications channels based on a single set of business rules. Apropos’ customers can establish business rules to manage customer interactions based on their business value or service level. For example, customers can, on a real-time basis; (1) route specific types of customer interactions to an agent based on that agent’s particular skills and (2) adjust the number of interactions and agents assigned to a queue to ensure maximum responsiveness to the customer. Customers can also monitor the status of each interaction and the performance of each contact center agent. Apropos’ solution provides comprehensive real-time and historical reporting on each customer interaction and on the contact center resources necessary to manage those interactions.

The Company commenced operations in 1989. From inception until 1995, the Company generated modest revenues from consulting services while its primary operating activities consisted of research and development. In March 1995, the Company began shipping its first software product. The Company’s customers utilize its solution for a variety of applications such as sales, customer service, help desk, and field service. The Company has a diverse customer base in excess of 300 customers located in over 20 countries.

The Company was incorporated in 1989 in Illinois. Its principal executive offices are located at One Tower Lane, 28th Floor, Oakbrook Terrace, Illinois 60181, and its telephone number at that address is (630) 472-9600. Apropos maintains a Web site at www.apropos.com. Information contained on the Company’s Web site is not incorporated into this Annual Report.

The Apropos Solution

Introduction

The Company believes that to provide superior service and enhance customer loyalty and retention, businesses need to offer customers the maximum flexibility in choosing how they interact with their business. Businesses need a multi-channel solution that can support their business initiatives while maintaining or improving service levels. As a result, businesses face significant challenges in managing and optimizing traditional Voice and Internet-based customer interactions. These challenges include:

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

Capabilities

The Company’s product is designed to interoperate with leading communications systems and business applications, with scalability to support high interaction volume. Apropos has a patented “universal queuing” capability, which allows voice, email and other communication media to be blended into a single queuing environment. Each interaction type may be prioritized uniquely based on the business value of each interaction.

The Company believes that a comprehensive solution that provides high quality service across multiple communication channels is required for businesses to meet the emerging needs of customer contact centers. The Company’s solution provides the following benefits to its customers:

Seamless management of multiple communication channels through one business rules driven interface.   Apropos’ solution is designed to allow customers to manage customer interactions on a real-time basis across a variety of communication channels, through one business rules driven interface. Customers can establish business rules to manage customer interactions based on their business value or service level with the assurance that these business rules will operate consistently across all interaction types.

Comprehensive real-time information.   Apropos’ solution provides real-time information on the overall performance of the contact center. Supervisors receive information that enables them to react immediately to changing business conditions. For example, if one or more agents are servicing E-mail interactions and a supervisor is notified that a queue of incoming Voice calls has exceeded pre-defined thresholds, the supervisor can reassign these E-mail agents to handle the Voice calls with a simple mouse click.

Integrated decision management reporting capabilities.   Apropos’ Decision Manager application enables customers to view historical reports through an advanced Web-based interface, providing information on critical aspects of the contact center’s operation, including agent performance, interaction volume, interaction types, and interaction disposition. Decision Manager provides “cradle-to-grave” reporting on each interaction, from initial customer contact to closure, allowing customers to better understand the entire interaction cycle. The application also combines customer interaction information across multiple communication channels in a single integrated report allowing customers to better understand and manage their business.

Interoperability.   Apropos’ solution is designed to operate within the existing infrastructure of an enterprise, including traditional Voice and VoIP systems, E-mail, and Web servers. The product also allows access to system functionality through a comprehensive suite of Application Programming Interfaces (“APIs”). As industry consolidation continues, the Company believes that the capacity to interoperate with a variety of different communications environments and applications provides a significant benefit to its customers.

Modularity.   The modular design of Apropos’ solution allows its customers to add functionality as their needs evolve. For example, customers may initially choose to implement the Company’s solution for their traditional voice-based call center and then add other media types, such as E-mail and Web, as they further develop their business strategies. The Company believes the ability to easily add functionality is extremely important to its customers as they transition from traditional Voice-based call centers to multi-channel contact centers.

Scalability.   Apropos’ solution is designed to allow for scalability, providing a variety of system configurations that can complement the deployment needs of its customer base. The Apropos solution uses proprietary internal messaging technology to enable the distribution of various system applications across wide area, local area, and IP-based networks. As a customer’s business grows, the Company’s solution can be configured for additional capacity with demonstrated capabilities supporting up to 10,000 concurrent agents.

Rapid implementation.   Apropos has developed a repeatable consulting, design, and delivery methodology (“Apropos Methods”) that is followed by its application consultants, professional services team, and partners, based on Apropos’ experience in implementing multi-channel contact centers. Apropos Methods allows the Company’s customers to accurately estimate the resources required to implement their multi-channel contact center solution. In addition, the Company provides several unique tools to insure rapid implementation and integration with its customers’ business applications. Apropos Methods also allows the Company to quickly and effectively train its partners in the implementation requirements of its solution.

Flexibility.   A customer can configure and administer Apropos’ solution through its Web-based application interface. This approach is easier and more cost-effective than traditional hardware-based systems, which may require code modifications and recompilation. Customers can configure the Company’s solution over a number of locations and can connect remote users, such as agents working from home.

Lower total cost of ownership.   Apropos’ integrated software-based solution results in a lower total cost of ownership in comparison to multiple point products, which require integration and maintenance of various and disparate hardware and software products.

Support of converged Voice and data networks.   Apropos’ solution supports its customers’ desires to transition from traditional circuit-switched communications infrastructure to IP-based infrastructures. The ability to support both traditional circuit-switched voice and IP-based voice enables the Company’s customers to take advantage of the benefits of high performance converged Voice and data networks, without requiring total displacement of their existing infrastructure.

Software Products

The Company provides its solution via a suite of software applications that provide access to interaction management functionality, data, and operational performance information. These applications have been continuously refined over multiple product releases to maximize ease of use and access to value-added features.

Over the past decade, Apropos has delivered innovative products and solutions. With Apropos Version 6.5, released in December 2004, Apropos has enhanced the business continuity of their customer support operations while avoiding the high costs associated with system, network, or other failures. Apropos Version 6.5 also provides for the operation of a distributed, fault-tolerant contact center architecture across any number of sites that can continue to run and serve customers under virtually any failure scenario. With advanced new features for interaction handling, system monitoring, and reporting, Apropos continues to offer one of the most innovative solutions available in the market today.

Apropos Version 6.5 is a comprehensive enterprise software suite of modular interaction management products designed to handle real-time interactions both inside and outside the contact center. Features of the product include:

•       Universal Queue:  Apropos Version 6.5 manages all interactions in a single universal queuing environment. This allows interactions, such as calls, E-Mail, Web chats, Web requests, faxes, voice mail and tasks to be consistently prioritized based on the value of the customer, regardless of media channel.

•       Support for multi-site configurations:  The product can be deployed across any number of physical locations, supporting virtual queuing and routing, real-time management, and centralized administration.

•       Enterprise class scalability:  The product supports configurations that scale to a large number of users, at very high interaction volumes.

•       Switch independence and support:  The product interfaces to a number and combination of switches, including many traditional circuit-switched PBXs, central office (CO), and Centrex systems, and major IP telephony platforms.

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

Version 6.5 uses Apropos’ patented universal queue technology and a highly scalable interaction processing engine to provide self-service options, intelligent prioritized routing and queuing, and interaction management for all types of media and contact types:

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

Version 6.5 has seven desktop applications that can be categorized by user, management and administrative functions:

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

•       Apropos Decision Manager, a browser-based application that allows reports to be scheduled, run, exported, displayed, and printed for historical data on the performance of the overall operation, agents/workgroups, queues/queue-groups, IVR ports, and other resources in the system. Each report is highly customizable , allowing access to thousands of different reporting views into operational data.

Administrative Applications

•       Apropos Configuration Manager, a browser-based application that provides setup and administrative control over users, queues, groups, business rules, and displayable data in the system. This application provides easy-to-use tools for configuring the system, including wizards for step-by-step execution of complex tasks.

•       Apropos System Manager, a real-time application that provides visibility and control of processes in one or more Apropos systems. This application allows start/stop/scheduling control of processes, controls process parameters and connections, and exposes alert/alarm conditions through configurable actions, including SNMP traps to external network management tools.

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

Technology

The Company’s Version 6.5 software is based on Apropos’ proprietary interaction management system, which integrates, prioritizes and distributes electronic communications across a variety of formats and media of transmission. The technologies that provide these capabilities include multi-channel integration technologies, an interaction distribution engine, specific technologies to manage different media types (voice, e-mail, web, etc.), messaging software, application integration software, decision management and reporting software, and administration and configuration technology.

Apropos Version 6.5 architecture is build on open industry standards and employs leading technologies, such as the C++ and Java programming languages, with foundation software from Microsoft (Microsoft Foundation Classes) and Java (Java SDK 1.4x).

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

The Company has commercial agreements with iNet Software (Crystal Clear); Intel Corporation (NetMerge); Nuance Software; Scansoft (RealSpeak); and emFast Software (FACSys) for the purchase and distribution of their respective software. The Company purchases PC Anywhere from a third party reseller. If one or more of these third parties ceases to sell their software, the Company will need to modify its product to use an alternative supplier or eliminate the affected product function, either of which could have a material adverse effect on its business, financial condition and results of operations.

Product Offerings

The Company’s current product is Apropos Version 6.5 Multi-Channel Interaction Management Suite Enterprise Edition. Like previous versions, Version 6.5 provides management of customer interactions within a single, fully-integrated solution that provides business continuity options along with significant improvements in fault tolerance and disaster recovery capabilities. The Apropos solution provides business-rules driven prioritization and escalation, so companies can individually manage each interaction based on its value to the business. In addition, Apropos provides real-time information on all interaction types to enable contact center managers to better manage, monitor, and report on contact center activity. Key new features include secured Web chat and collaboration, speech recognition, and vastly improved agent scalability. This version is now built on a J2EE architecture with a complete set of Java based APIs. These open APIs enable our product to be embedded within existing business applications.

In order to further penetrate global markets, the Company’s current version of its software provides a localization kit for the agent and resource manager applications. This localization kit will allow the Company’s customers and resellers to develop their own localized version of the Apropos product.

Services

Professional Services

The Company believes the professional services used to implement its product are paramount to customer satisfaction. The Company provides application consulting, project management, integration services, installation services, and training to its customers.

In addition to its software offerings, the Company provides its customers with a full range of professional services to assist the customer in implementing and utilizing the software. The Company has developed an implementation methodology, Apropos Methods, which is focused on delivering high quality solutions to its customers. Through the use of Apropos Methods, each project is delivered in a consistent and repeatable manner. This methodology helps manage the risk of project overruns, budget overages, and the delivery of a solution that does not meet the Company’s customer’s expectations.

The Company espouses the proper implementation and execution of its product suite through its own learning center. The Company provides instructor-led technical education about its core and related technology. Apropos offers courses that support performance requirements of customers, partners, and employees. The Company also provides Internet-based and instructor-led courses to its customers’ contact center management, supervisors, and agents.

Customer Support and Enhancement Services

The Company provides support for its solution as well as support for its customer’s specific integration of the Apropos solution. Apropos’ customer service professionals can be reached via phone, fax, E-mail, or Web-based communications. The Company provides product support for the current version plus the previous version of the Company’s products. Customers on older versions are encouraged to upgrade to the current version. The center is staffed with trained professionals who have experience in the software and communications industries. The Company uses its solution to manage its own multi-channel contact center, so the Company can understand its customer’s needs from a user’s perspective. The Company generally has annual renewable support agreements with its customers. As of December 31, 2004, approximately 84% of Apropos’ customers had an active support agreement.

Sales and Distribution

The Company sells its products and services to customers directly and indirectly via resellers and original equipment manufacturers (OEMs). Under these indirect selling arrangements, the Company typically does not provide services to the end-customer.

Direct sales force.   The Company has a direct sales force in the United States that consists of regional sales managers and application consultants. Regional sales managers have direct responsibility for selling and account management, while application consultants provide analysis and design of the solution to ensure the sales proposal covers all aspects of the customers’ needs.

The Company currently has regional sales managers in California, Missouri, New Jersey, North Carolina, and Virginia, in addition to its corporate headquarters in Illinois. The Company has application consultants to support the direct sales force. The Company’s international direct sales are managed from its offices in Windsor, United Kingdom. The Company’s international sales force as of December 31, 2004 includes five salespersons.

Resellers.   The Company currently has a network of resellers that distribute and implement its solution. The Company’s value-added resellers, or VARs, are an extension of its direct sales force and have taken the Company’s solution into their portfolio. The VARs have extensive experience in the contact center market and customer relationship management industry. The Company currently has resellers in the following countries: Australia, Canada, China, Japan, Korea, South Africa, United Kingdom and the United States.

OEMs.   The Company currently has two partners who brand its solution under their corporate name. Mitel Corporation sells and markets the Company’s solution under the name Mitel Call Center Commander. PeopleSoft sells and markets the Company’s solution under its own name.

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

Marketing

The Company’s marketing efforts are focused on developing and executing sales lead generation programs that result in qualified customer leads, developing market awareness of its products and services, and developing marketing programs that support its strategic partners.

The Company has developed several marketing programs to accomplish these goals, including:

•       A co-marketing program through the Apropos Global Alliance Program;

•       A global web-based seminar series;

•       Coverage by market research firms;

•       Direct marketing programs;

•       Public relations activities;

•       Traditional print and online advertising;

•       Web site marketing; and

•       Editorial placements.

The Company’s Global Alliance Program provides a wide array of opportunities to expand and enhance the product and service offerings of the Company’s strategic partners. The Company targets enterprise application companies and system integrators to participate in the program. In some cases, the Company participates in similar programs sponsored by these partners. The programs provide for joint software development or joint marketing opportunities to generate sales leads and referrals. The Company’s application partners consist of enterprise software providers, such as PeopleSoft, Inc., a subsidiary of Oracle, Inc.; Peregrine Systems, Inc.; Remedy, a BMC software company; SAP; Siebel Systems, Inc and XP Systems, Inc. Service partners consist of system integrators that provide professional services resources to implement the Company’s solution.

The Company has focused its marketing efforts around customer support in high technology companies and the financial services sector and produced packaged product offerings for both of these markets. The Company believes building market and brand awareness of Apropos and its product in these vertical markets will be essential, as it competes against larger traditional contact center suppliers. The Company also intends to continue to build its market and brand awareness by expanding its channel and partnership efforts.

Customers

The Company has a diverse base of over 300 customers that utilize its solution for a variety of applications, such as customer service and support, help desks, and field service management. During 2004, approximately 45% of the Company’s software revenues were derived from new customers. Notable new customers for 2004 include Affinity Federal Credit Union, Ashland, Inc., Birch Telecom, First Card and the US Treasury Department. Contributors to 2004 revenues from the Company’s existing customer base include Ace Hardware, Freightliner Corporation, GE Fanuc Automation, Mellon Global Investment and Unisys Corporation. The Company has customers in many different industries and is not dependent on any specific industry. The Company had no customers during 2004, 2003 or 2002 that represented more than 10% of its total revenues.

New orders for the Company’s product include Voice and Internet-based functionality, such as E-mail and Web. During 2004, approximately 60% of new customers selected the Company’s multi-channel product solution.

Revenues from the Company’s international sales as a percentage of total revenue were 18.2%, 23.0%, and 27.3% in 2004, 2003 and 2002, respectively.

The Company intends to expand its customer base by, among other things, expanding the number of its strategic partners and leveraging their distribution capabilities to sell the Company’s product and increasing the Company’s co-marketing activities with its strategic partners.

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

The market for the Company’s product is highly competitive. The Company makes no assurance that it will be able to compete successfully against current and future competitors. The Company’s competition comes from several different market segments, including:

•       Platform providers such as Aspect Telecommunications Corporation, Avaya Inc., Cisco Systems, Inc., Nortel Networks Corporation, Rockwell International Corporation, and Siemens Corporation;

•       Interaction management solution providers such as Genesys Telecommunications Laboratories, Inc., a subsidiary of Alcatel SA, and Interactive Intelligence, Inc.;

•       Point solution providers such as eGain Communications Corporation and LivePerson, Inc.; and

•       Other regional solution providers.

The Company believes that the principal competitive factors in its market include product performance and features, quality of customer support and service, time to implement, product scalability, sales and distribution capabilities, and overall cost of ownership. The Company believes that its solution currently competes favorably with respect to these factors. The Company may not be able to maintain its competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, and technical resources.

Many of the Company’s current and potential competitors have longer operating histories, greater financial, technical, marketing, customer service and other resources, greater name recognition, and a larger installed base of customers than Apropos does. In the past several years, large, well-capitalized companies have acquired or invested in a number of the Company’s current and potential competitors. As a result, these competitors may be able (1) to respond to new or emerging technologies and changes in customer requirements faster and more effectively than Apropos can, and (2) to devote greater resources to the development, promotion, and sale of products than Apropos can. Current competitors have merged with or acquired other competitors or established cooperative relationships with other competitors to increase and expand the features and capabilities of their products. If these competitors were to acquire additional market share, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Research and Development

The Company believes that its product development capabilities are essential to its strategy of maintaining a leading technology position. As of December 31, 2004, the Company’s engineering team consists of 29 engineers and software developers with experience in Voice communications, E-mail, and Web technology. The Company believes the combination of diverse technical and communications expertise contributes to the highly integrated functionality of its product. The Company spent $4.1 million, $5.3 million, and $7.9 million in 2004, 2003 and 2002, respectively, on research and development.

The Company has invested significant time and resources in creating a structured process for undertaking all product development. A formal product introduction process is used as a framework for defining, developing, and delivering products to the market.

Intellectual Property and Other Proprietary Rights

To protect the Company’s proprietary rights, it relies primarily on a combination of:

•       Patent, copyright, trademark and trade secret laws;

•       Confidentiality agreements with employees and third parties; and

•       Protective contractual provisions such as those contained in license and other agreements with consultants, suppliers, strategic partners, resellers, and customers.

The Company has not signed agreements containing protective contractual provisions in every case and the contractual provisions that are in place and the protection they provide vary and may not provide the Company with adequate protection in all circumstances. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may copy aspects of its products and obtain and use information that the Company regards as proprietary. Other parties may breach confidentiality agreements and other protective contracts entered into with the Company, and the Company may not become aware of these breaches or have adequate remedies for them.

Apropos generally requires its employees to enter into confidentiality agreements containing non-disclosure, non-competition, and non-solicitation provisions. When they begin employment, the Company’s employees also generally sign offer letters specifying the basic terms and conditions of their employment.

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

The Company also has two pending U.S. patent applications that relate to the systems and methods described above. None of the Company’s patents expire before June 2012.

The Company has several pending U.S. trademark applications.

Employees

As of December 31, 2004, Apropos had 99 employees worldwide, including 29 in sales and marketing, 29 in research and development, 28 in service and support, and 13 in finance and administration.

The Company’s future success also depends on its continuing ability to attract, train, and retain highly qualified technical, sales, and managerial personnel. The Company can give no assurance that it can retain or attract key personnel in the future. None of its employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Executive Officers of the Company.

David McCrabb; age 57; Chief Executive Officer and President.

Mr. McCrabb joined Apropos in August 2004 as interim Chief Executive Officer and President. Prior to joining Apropos, Mr. McCrabb was Chief Executive Officer of CETEC, a privately held enterprise software company, from 2003 to 2004. Prior to joining CETEC, Mr. McCrabb was Chief Executive Officer of NewMonics, a venture backed embedded software-tools company, from 2001 to 2003. Prior to joining NewMonics, Mr. McCrabb held various senior executive marketing and sales positions and President of the Unix division at SCO, an infrastructure software company, from 1995 to 2001.

The Company has retained a search firm and is looking for an individual to become CEO and President on a permanent basis. Mr. McCrabb has agreed to assist in any transition.

Francis J. Leonard; age 49; Chief Financial Officer and Vice President.

Mr. Leonard joined Apropos in July 2000 as Chief Financial Officer. Prior to joining Apropos, Mr. Leonard was employed at BT Office Products, a distributor of office products and furniture, from 1995 to 2000. Mr. Leonard served as VP Finance, Chief Financial Officer from 1997 to 2000, and prior to that as Corporate Controller, Chief Accounting Officer.

Dick Cotter; age 51; Senior Vice President of Sales.

Mr. Cotter joined Apropos in August 2004 as Senior Vice President of Sales. Prior to joining Apropos, Mr. Cotter was Regional Vice President of Sales at YOUcentric, a CRM software company, which was acquired by JD Edwards, an enterprise software company, in 2000, from 2000 to 2004. In November 2002, Mr. Cotter was named Director of Financial Services CRM Sales at JD Edwards, which was acquired by PeopleSoft in 2003. Prior to joining YOUcentric, Mr. Cotter was Area Sales Vice President at Platinum Technology, a provider of information solutions, which was acquired by Computer Associates in 1999, from 1997 to 2000.

SEC Filings

The Company makes available free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Company’s website address is www.apropos.com. The Company’s Internet website and the information contained therein are not incorporated into this Annual Report on Form 10-K.

ITEM 2.                DESCRIPTION OF PROPERTY.

The Company leases approximately 43,100 square feet of office space in its headquarters building in Oakbrook Terrace, Illinois. The lease expires in May 2006. As of December 31, 2004, future minimum lease payments under this lease approximated $1.8 million. During the third quarter of 2003, the Company ceased using approximately 22,000 square feet of this space and is currently attempting to sublease the space. The Company leases approximately 800 square feet for its European headquarters in Windsor, United Kingdom. This lease expires in January 2006. As of December 31, 2004, future minimum lease payments under this lease approximated $0.1 million.

Apropos believes the facilities currently being utilized are adequate for its needs and that additional space will be available as needed.

ITEM 3.                LEGAL PROCEEDINGS.

In November 2001, the Company was named as a defendant in several shareholder class action lawsuits that were filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company’s initial public offering (“IPO”). These litigations are allegedly brought on behalf of purchasers of the Company’s stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000. The plaintiffs seek unspecified damages. In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints. In February 2004, the parties agreed to settle the case in exchange for a payment on behalf of all defendants of $4.5 million, with all settlement amounts paid by the

Company’s director and officer liability insurance carrier. In August 2004, the court entered a final judgment dismissing the action.

The Company was named as a nominal defendant in a shareholder derivative action filed in February 2002 against certain of its present and former directors and officers. The complaint was ostensibly brought on the Company’s behalf and sought no relief directly from the Company. The complaint, subsequently amended in August 2002, alleged, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constituted a breach of the defendants’ fiduciary duties to the Company. In September 2004, on the parties’ joint motion, the Court dismissed the action without prejudice. The parties subsequently agreed to a settlement under which the defendants paid the plaintiff $65,000, $32,500 of which was paid by the Company’s director and officer liability insurance policy and $32,500 was paid by the Company, in exchange for the plaintiff’s release of the defendants from any and all claims relating to the allegations asserted in the action.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company’s IPO. This lawsuit alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management.

In July 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. In October 2002, the Court approved a stipulation providing for the dismissal of the individual defendants without prejudice. In February 2003, the Court issued a decision granting in part and denying in part the motion to dismiss the litigation filed by the Company and the other issuer defendants. The claims against the Company under the antifraud provisions of the securities laws were dismissed with prejudice; the claims under the registration provisions of the securities laws were not dismissed as to the Company or virtually any other issuer defendant. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. The Court has issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Part II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market information

Apropos’ Common Shares trade on the Nasdaq National Market under the symbol “APRS.” The following table sets forth for the periods indicated the high and low sale prices of the Company’s Common Shares, as reported by Nasdaq. Such quotations reflect inter-dealer prices without markup, markdown or commissions and may not necessarily represent actual transactions.

	Price range of Common Shares
	2004		2003
	High	Low	High	Low
First quarter	$5.94	$3.46	$1.97	$1.20
Second quarter	6.61	3.40	3.00	1.71
Third quarter	4.08	2.63	3.65	2.25
Fourth quarter	3.75	2.57	4.19	2.30

Shareholder information

At March 1, 2005, there were 108 shareholders of record and 17,834,513 Common Shares outstanding.

Dividend Policy

The Company has not paid any dividends in the past and does not intend to pay cash dividends on its Common Shares for the foreseeable future. Instead, the Company intends to retain any earnings for use in the operation and expansion of its business. The Company’s board of directors will make any future determination of the payment of dividends based upon various factors then existing, including, but not limited to, the Company’s financial condition, operating results, and current and anticipated cash needs. The payment of dividends may be limited by capital and financing agreements that the Company may enter into in the future.

Purchases of Equity Securities by the Issuer

During the fourth quarter of 2004, no purchase of Apropos’ Common Shares were made by or on behalf of the issuer or any affiliated purchaser. On September 15, 2004, the Company accepted 160,969 shares in payment of the exercise price and withholding taxes applicable to the exercise of stock options granted under the Company’s 2000 Omnibus Incentive Plan for 331,285 shares exercised by a former employee. The shares were accepted at their fair market value of $3.39 per share.

Equity Plan Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,235,383	$2.95	1,906,649
Equity compensation plans not approved by security holders	—	—	—
Total	2,235,383	$2.95	1,906,649

ITEM 6.                SELECTED FINANCIAL DATA.

The following selected consolidated financial data shown below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” both included herein. The consolidated statements of operations data for the year-ended December 31, 2004 and the consolidated balance sheet data at December 31, 2004 are derived from the consolidated financial statements audited by Grant Thornton LLP that are included herein. The consolidated statements of operations data for the two years ended December 31, 2003 and the consolidated balance sheet data at December 31, 2003 are derived from the consolidated financial statements audited by Ernst & Young LLP that are included herein. The consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data at December 31, 2002, 2001, and 2000 are derived from audited financial statements that are not included herein. The historical results are not necessarily indicative of results to be expected for any future period.

	Year ended December 31
	2004	2003	2002	2001	2000
	in thousands, except per share data
Consolidated Statement of Operations Data:
Revenue:
Software licenses	$7,415	$7,903	$8,259	$10,226	$19,359
Services and other(1)	13,158	12,232	12,635	12,182	12,236
Total revenue	20,573	20,135	20,894	22,408	31,595
Cost of goods and services:
Cost of software	649	407	380	490	681
Cost of services and other(1)	3,859	4,227	5,744	7,259	8,038
Total cost of goods and services	4,508	4,634	6,124	7,749	8,719
Gross margin	16,065	15,501	14,770	14,659	22,876
Operating expenses:
Sales and marketing	7,363	7,519	13,471	16,569	15,672
Research and development	4,073	5,349	7,878	8,076	7,160
General and administrative	4,148	5,611	8,115	7,458	9,002
Stock compensation charge	—	282	425	668	998
Restructuring and other charges	1,291	2,875	869	1,298	—
Total operating expenses	16,875	21,636	30,758	34,069	32,832
Operating loss	(810)	(6,135)	(15,988)	(19,410)	(9,956)
Other income	474	461	947	2,661	1,814
Net loss	$(336)	$(5,647)	$(15,041)	$(16,749)	$(8,142)
Basic and diluted loss per common share	$(0.02)	$(0.34)	$(0.90)	$(1.02)	$(0.57)
Weighted-average number of Common Shares outstanding	17,324	16,787	16,723	16,483	14,360

	December 31
	2004	2003	2002	2001	2000
	in thousands
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$41,158	$39,265	$42,051	$53,897	$63,731
Working capital	38,434	37,264	40,396	53,156	68,569
Total assets	45,288	43,941	48,512	63,724	81,303
Debt and capital lease obligations(2)	—	—	—	—	73
Convertible preferred shares	—	—	—	—	—
Total shareholders’ equity	38,775	37,824	42,810	57,562	73,273

(1)          2001 – 2000 have been restated to include rebillable travel costs as revenue and cost of services.

(2)          Includes current portions.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes to those consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.

Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Overview

The Company develops, markets, and supports a leading real-time, multi-channel interaction management application for managing customer interactions across a variety of communication channels, including E-mail, Fax, Web, and Voice. Apropos’ solution enhances customer relationship management applications, such as sales, marketing, and service, through intelligent, value-based management of all interactions. The Company’s product offers on-line customers the flexibility to interact with businesses over the Internet, through E-mail or Web collaboration, and also provides access to human assistance through either an interactive Web Chat or Voice interaction, to help in completing a sales or service transaction.

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

Critical Accounting Policies and Estimates

Revenue recognition.   The Company recognizes revenue from the sale of software licenses upon delivery. The Company recognizes revenue from fees for professional services when they are completed. The Company recognizes support and maintenance services ratably over the term of its maintenance contracts, which are typically annual contracts. Training services are recognized as such services are completed.

The Company derives revenue principally from the sale of software licenses and from fees for implementation, technical support, and training services.

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 23.9%, 24.7%, and 19.5% of the Company’s total revenue for 2004, 2003 and 2002, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

•       payment terms and conditions;

•       warranties and repair procedures; and

•       support and training obligations.

Typically, these contracts provide that the exclusive remedy for breach of the Company’s specified warranty is either a refund of the price paid or modification of the product to satisfy the warranty.

The Company has generally experienced a product sales cycle of six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective customer and end when product is shipped. The length of the sales cycle for customer orders depends on a number of factors, including:

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

Sales to customers outside the United States accounted for 18.2%, 23.0%, and 27.3% of the Company’s total revenue during 2004, 2003 and 2002, respectively. Management expects the portion of the Company’s total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

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

Capitalization of certain software development costs.   Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through December 31, 2004, all software development costs have been expensed.

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

Stock compensation charge.   Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount was amortized over the vesting period of the individual options, which is typically four years and was fully amortized by the end of 2003. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge.

Income taxes.   The Company provides for income taxes under the liability method, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, a valuation allowance is required against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Management regularly evaluates the recoverability of the deferred tax assets and the level of the valuation allowance. At such time as it is determined that it is more likely than not that deferred tax assets are realizable, the valuation allowance will be appropriately reduced.

Results of Operations

Summary table

The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain items included in the Company’s “Consolidated Statements of Operations” in the consolidated financial statements. Percentages are calculated from operating results rounded to the nearest thousand and may not equal calculations from the numbers referenced below in this section which may be rounded to the nearest hundred thousand. Operating performance for any period is not necessarily indicative of performance for any future periods.

	Year ended December 31
	2004	2003	2002
Revenue:
Software licenses	36.0%	39.3%	39.5%
Services and other	64.0	60.7	60.5
Total revenue	100.0	100.0	100.0
Cost of goods and services:
Cost of software	3.1	2.0	1.8
Cost of services and other	18.8	21.0	27.5
Total cost of goods and services	21.9	23.0	29.3
Gross margin	78.1	77.0	70.7
Operating expenses:
Sales and marketing	35.8	37.3	64.5
Research and development	19.8	26.6	37.7
General and administrative	20.1	27.9	38.8
Stock compensation charge	0.0	1.4	2.0
Restructuring and other charges	6.3	14.3	4.2
Total operating expenses	82.0	107.5	147.2
Operating loss	(3.9)	(30.5)	(76.5)
Other income	2.3	2.3	4.5
Net loss	(1.6)%	(28.2)%	(72.0)%

Year Ended December 31, 2004, Compared to Year Ended December 31, 2003

Revenue.   Total revenue increased 2.2% to $20.6 million in 2004, from $20.1 million in 2003. Revenue from international sales decreased by 19.1% to $3.7 million in 2004, from $4.6 million in 2003. The Company attributes these changes primarily to sales organizational changes implemented during 2003.

Revenue from software licenses decreased 6.2% to $7.4 million in 2004, from $7.9 million in 2003. The Company attributes this decrease primarily to lower purchases from existing customers which totaled 55% in 2004 compared to 65% in 2003. Existing customer purchases tend to vary based on the timing of system expansions and availability of budgeted capital expenditure funds. The Company added fewer new customers in the year ended December 31, 2004 compared to the year ended December 31, 2003, however, the Company did experience an increase of 26.8% in the average selling price of these new systems.

Revenue from services and other, consisting of professional services, customer support and rebillable expenses, increased 7.6% to $13.2 million in 2004, from $12.2 million in 2003. The Company primarily attributes this increase to increased customer support revenue as a result of the Company’s expanding customer base, and to increased professional services revenue due to increasing demand for implementing system upgrades.

Gross margin.   Gross margins increased to 78.1% of total revenue in 2004, from 77.0% of total revenue in 2003. This increase is due primarily to improved utilization of implementation and customer support staff.

Gross margins from software licenses represented 91.2% of software revenue in 2004, and 94.9% of software revenue in 2003. The cost of software licenses consists primarily of third party software included in the Company’s software offerings. The decrease in 2004 is principally related to the Company offering a new complementary product that expanded the capabilities of the Company’s offerings.

Gross margins from services and other represented 70.7% of services and other revenue in 2004, and 65.4% of services and other revenue in 2003. This increase is due primarily to improved utilization of implementation and customer support staff.

Operating expenses.   Operating expenses decreased 22.0% to $16.9 million in 2004, from $21.6 million in 2003. Restructuring and other charges of $1.3 million in 2004 decreased from $2.9 million in 2003. In addition, the overall decrease reflects lower average staffing levels, facility costs and depreciation charges in 2004 compared to 2003. Average headcount, as computed using month-end totals, was 20% lower for 2004 than 2003. As a percentage of total revenue, operating expenses were 82.0% in 2004 and 107.5% in 2003. Total operating headcount increased slightly to 71 employees at December 31, 2004, from 70 employees at December 31, 2003.

Sales and marketing expenses decreased 2.1% to $7.4 million in 2004, from $7.5 million in 2003. The decrease in sales and marketing expenses resulted primarily from lower personnel costs, as a result of fewer personnel, offset to a lesser extent by higher commissions.

Research and development expenses decreased 23.9% to $4.1 million in 2004, from $5.3 million in 2003. The decrease in research and development expenses related primarily from reductions in personnel, and to a lesser extent by a decreased use of outside consultants.

General and administrative expenses decreased 26.1% to $4.1 million in 2004, from $5.6 million in 2003. The decreases in general and administrative expenses were primarily due to lower facility costs related to the consolidation of the corporate facility, lower legal fees, lower insurance costs, depreciation and lower personnel costs, as a result of fewer personnel.

Stock compensation charge decreased 100% to $0 in 2004, from $282,000 in 2003. The decrease was due to all options issued prior to the IPO having become fully vested. Stock compensation charge represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount was amortized over the vesting period of the individual options, which is typically four years.

Restructuring and other charges decreased 55.1% to $1.3 million in 2004, from $2.9 million for 2003. In the first three quarters of 2004, the Company recorded charges of $1.3 million. In the third quarter of 2004, the Company recorded a charge of $555,000 related to the separation agreement with the Company’s former CEO, which consisted of three components. The first component was severance totaling $239,000 from the pre-existing employment agreement; the second component was stock compensation charge of $246,000 for the acceleration of option vesting; and the third component was related legal fees of $70,000. In the first and third quarters of 2004, the Company recorded charges related to the relocation of the U.K. operations. In late January 2004, the U.K. operations moved into new premises that were more suitable for their current staffing levels. The old facility, which had a lease through March 2005, was in use until the move. The U.K. lease termination charge of approximately $357,000, consisted of forfeiture of the rent deposit, abandonment of assets, cancellation of certain telephony contracts and other direct disposal costs. Additionally, the Company has recorded adjustments to increase the reserve related to the consolidation of the corporate headquarters in the first, second and third quarters totaling $379,000. These adjustments are due to the fact the Company has been unable to find a tenant to sublet the excess facility space and believes that in the current market the Company is unlikely to find a tenant to sublease the space through the end of the lease term of May 2006. In the first and third quarters of 2003, the Company recorded charges of $2.9 million. In the third quarter of 2003, the Company conducted an extensive review of its operations to better align its operating cost structure with current revenue levels. This review focused on staffing levels, facility needs and long-lived assets utilized in the business. As a result of this review, the Company recorded a Restructuring and other charges of $2.4 million. This charge was comprised of three components: a charge related to staff reductions of $0.7 million, a facility termination charge of $1.3 million and an asset impairment charge of $0.4 million. In the first quarter of 2003, the Company recorded a charge of $448,000. This charge related to staff reductions of 30 persons.

Other income and expense.   Interest income was $0.5 million in 2004, and $0.5 million in 2003. The slight increase in interest income is a result of higher cash, cash equivalents, and short-term investment balances and a slight increase in investment yields.

Income taxes.   There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses. As of December 31, 2004, the Company had approximately $54.2 million of domestic net operating loss carryforwards for federal income tax purposes, which expire beginning 2011 through 2024 and foreign operating losses of approximately $3.8 million with no carry forward limits. The Company’s use of these net operating losses may be limited in future periods.

Year Ended December 31, 2003, Compared to Year Ended December 31, 2002

Revenue.   Total revenue decreased 3.6% to $20.1 million in 2003, from $20.9 million in 2002. Revenue from international sales decreased by 18.9% to $4.6 million in 2003, from $5.7 million in 2002.

Revenue from software licenses decreased 4.3% to $7.9 million in 2003, from $8.3 million in 2002. The Company attributes this decrease primarily to general market conditions within the Company’s business segment. The Company added fewer new customers in the year ended December 31, 2003 compared to the year ended December 31, 2002. Revenue from software licenses from new customers totaled 35% for 2003 compared to 56% for 2002.

Revenue from services and other, consisting of professional services, customer support and rebillable expenses, decreased 3.2% to $12.2 million in 2003, from $12.6 million in 2002. An increase in customer support revenue to $9.0 million in 2003 from $7.9 million in 2002 as a result of the Company’s expanding customer base was principally offset by lower professional services due to fewer customers purchasing new systems and a related decrease in rebillable travel revenue.

Gross margin.   Gross margins increased to 77.0% of total revenue in 2003, from 70.7% of total revenue in 2002. This improvement is due primarily to a smaller professional services organization with higher utilization rates. This improvement was also due to a lesser extent by lower rebillable travel costs, which provides no gross margin.

Gross margins from software licenses represented 94.9% of software revenue in 2003, and 95.4% of software revenue in 2002. The cost of software licenses consists primarily of third party software used in conjunction with the Company’s software.

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

Liquidity and Capital Resources

The Company’s annual operating activities resulted in net cash inflows of $1.1 million in 2004, which is the Company’s first year of net cash inflows generated from operating activities. This compares to net operating cash outflows of $3.1 million in 2003 and $11.8 million in 2002. This improvement in cash generated from operations from 2003 to 2004 and 2002 to 2003 resulted primarily from a reduction of net losses in each respective year. The decreases in net losses over these periods were the result of lower operating expenses due to fewer personnel and increased gross margins due to improved staff utilization. Completely offsetting the net loss in 2004, the operating cash inflows benefited primarily from non-cash expenses, increases to accrued compensation and deferred revenue billings and a decrease in prepaid expenses, offset to a lesser extent by an increase to accounts receivable. The operating cash outflows for 2003 and 2002 were primarily impacted by net losses experienced by the Company. In addition to lower operating expenses, operating activities in 2003 were offset by a non-cash charge of $0.4 million, which related to asset impairment and $1.3 million for facility termination costs. Operating activities for 2003 and 2002 were offset by non-cash charges for amortization of stock-based compensation and depreciation.

The Company’s investing activities resulted in net cash inflows of $203,000 in 2004 and $13.3 million in 2002 and net cash outflows of $6.7 million in 2003. The inflows in 2004 and 2002 were primarily the result of the maturity of short-term investments offset by the purchase of short-term investments and capital expenditures. The outflow in 2003 was primarily the result of the purchase of short-term investments, and to a lesser extent capital expenditures, offset by the maturity of short-term investments.

Financing activities generated net inflows of $1,041,000, $406,000 and $256,000 for 2004, 2003, 2002, respectively. The inflows in 2004, 2003 and 2002 were from proceeds from the sale of stock through the Company’s stock option plan and employee stock purchase plan.

As of December 31, 2004, the Company had no long-term obligations other than operating leases related to facilities utilized by the Company. The following table summarizes the minimum lease payments for these operating leases as of December 31, 2004:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	in thousands
Operating leases	$1,949	$1,403	$546	None	None
Total contractual cash obligations	$1,949	$1,403	$546	None	None

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

Recently Issued Accounting Standards

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment” (FAS 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The provisions of

FAS 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for Apropos. Apropos intends to continue applying APB 25 to equity-based compensation awards until the effective date of FAS 123(R). At the effective date of FAS 123(R), Apropos expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in recognizing compensation cost based on the requirements of FAS 123(R) for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS No. 123 pro forma footnote disclosure. The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results included in Note 3 of the Consolidated Financial Statements.

Inflation

The impact of inflation on the Company’s operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy. While inflation has not had a material impact on operating results, there is no assurance that the Company’s business will not be affected by inflation in the future.

Risk Factors Associated With Apropos’ Business and Future Operating Results

Apropos’ future operating results may vary substantially from period to period. The price of the Company’s Common Shares has and will fluctuate in the future, and an investment in the Company’s Common Shares is subject to a variety of risks, including but not limited to the specific risks identified below. Inevitably, some investors in the Company’s securities will experience gains, while others will experience losses depending on the prices at which they purchase and sell the Company’s securities. Prospective and existing investors are strongly urged to carefully consider the various cautionary statements and risks set forth in this Annual Report.

Risks Related To The Company’s Business

The Company has not been profitable since 1994.

While the Company has reported a profit for four of the last five quarters, it has not reported an annual profit since 1994. The Company incurred net losses in the most recent years of $0.3 million in 2004, $5.7 million in 2003, and $15.0 million in 2002. The Company intends to continue to make necessary investments in its research and development, marketing, and sales operations. As a result, the Company may experience losses and negative cash flow from its operations in future periods. Even if it does achieve profitability, the Company makes no assurance that it will be able to sustain or increase profitability on a quarterly or annual basis in the future.

The Company has only recently been able to fully fund operations from cash generated by its business, and it may not be able to do so in the future.

While the Company was able to fully fund operations from cash generated by its business in 2004, it has not been able to fully fund its annual operations from 1995 through 2003. The Company has principally financed its operations through the private placement of convertible preferred shares, bank borrowings, short-term loans, and most recently through its IPO. If the Company does not generate sufficient cash resources from its business to fund operations, its growth could be limited unless it is able to obtain additional capital through equity or debt financings. The Company’s inability to grow as planned may reduce its chances of achieving profitability, which, in turn, could have a material adverse effect on the market price of its Common Shares.

The Company’s lengthy sales cycle has contributed and may continue to contribute to the quarter-to-quarter variability and unpredictability of its revenue and operating results which could adversely affect the market price of its Common Shares.

The Company has generally experienced a lengthy product sales cycle, averaging approximately six to nine months. The Company considers the life of the sales cycle to begin on the first face-to-face meeting with the prospective customer and end when the product is delivered. The Company’s prospective customers’ decisions to license its product often require significant investment and executive level decision-making, and depend on a number of factors.

The lengthy sales cycle is one of the factors that has caused, and may in the future continue to cause, the Company’s software revenue and operating results to vary significantly from quarter to quarter, which makes it difficult for the Company to forecast software license revenue and could cause volatility in the market price of its Common Shares. Excessive delay in the product sales cycle could materially and adversely affect the Company’s business, financial condition, and results of operations.

The Company’s future business prospects depend in part on the Company’s ability to maintain and improve its current product and to develop new products and product features.

The Company believes that its future business prospects depend in large part on its ability to maintain and improve its current product and to develop new products and product features on a timely basis. The Company’s product will have to achieve market acceptance, maintain technological competitiveness, and meet an expanding range of customer requirements. As a result of the complexities inherent in the Company’s product, major new products and product features require long development and testing periods. The Company may not be successful in developing and marketing, on a timely and cost effective basis, new products or product features that respond to technological change involving industry standards or customer requirements. Significant delays in the general availability of new releases of the Company’s product or significant problems in the installation or implementation of new releases of its product could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company may not be able to modify its product in a timely and cost effective manner to respond to technological change.

Future versions of hardware and software platforms embodying new technologies and the emergence of new industry standards could render the Company’s product obsolete or noncompetitive. The market for the Company’s product is characterized by:

•       rapid technological change;

•       significant development costs;

•       frequent new product introductions;

•       changes in the requirements of the Company’s customers and their clients; and

•       evolving industry standards.

The Company’s product is designed to work in conjunction with and on a variety of hardware and software platforms used by its customers. However, the Company’s software may not operate correctly on evolving versions of hardware and software platforms, programming languages, database environments, and other systems that its customers may choose to use. Also, the Company must constantly modify and improve its product to keep pace with changes made to these platforms and to database systems and other applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions, or modifications, which may cause confusion in the market and harm the Company’s business. If the Company fails to promptly modify or improve its products in response to evolving industry standards or customer demands, its product could rapidly become obsolete, which would materially and adversely affect the Company’s business, financial condition, and results of operations.

Competition could reduce the Company’s market share and decrease its revenue.

The market for the Company’s product is highly competitive and the Company expects competition to increase in the future. In addition, because the Company’s industry is evolving and characterized by rapid technological change, it is difficult for the Company to predict whether, when, and by whom new competing technologies or new competitors may be introduced into its markets. Currently, the Company’s competition comes from platform providers, interaction management solution providers, and stand-alone point solution providers.

The Company makes no assurance that it will be able to compete successfully against current or future competitors. In addition, increased competition or other competitive pressures may result in price reductions, reduced profit margins, or loss of market share, each of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Demand for communications and interaction management software for multi-channel contact centers may grow more slowly than the Company currently anticipates.

The Company’s revenue has been generated from licenses of its product and related support and professional services. If the demand for communications and interaction management software does not continue to grow as anticipated within the Company’s targeted markets, the Company’s ability to expand its business as planned could be materially and adversely affected.

If the Company fails to establish and maintain strategic relationships, the Company’s ability to increase its revenue and profitability will suffer.

The Company currently has strategic relationships with resellers, original equipment manufacturers, or OEMs, system integrators, and enterprise application providers. Apropos depends on these relationships to:

•       distribute its products;

•       generate sales leads;

•       build brand and market awareness; and

•       implement and support its solution.

The Company believes that its success depends, in part, on its ability to develop and maintain strategic relationships with resellers, OEMs, system integrators, and enterprise application providers. The Company generally does not have long-term or exclusive agreements with these strategic partners. If any of the Company’s strategic relationships are discontinued, sales of its products and services and its ability to maintain or increase its customer base may be substantially diminished.

If the Company’s strategic partners fail to market Apropos’ product and services effectively or provide poor customer service, the Company’s reputation will suffer and it could lose customers.

If the Company’s strategic partners fail to market Apropos’ product and services effectively, the Company could lose market share. Some of the Company’s strategic partners also provide professional services to Apropos’ customers in connection with the implementation of its product. Additionally, if a strategic partner provides poor customer service, the value of the Company’s brand could be diminished. Therefore, the Company must maintain relationships with strategic partners throughout the world that are capable of providing high-quality sales and service efforts. If the Company loses a strategic partner in a key market, or if a current or future strategic partner fails to adequately provide customer service, the Company’s reputation will suffer and sales of its product and services could be substantially diminished.

The Company may have difficulties successfully managing its growth, which may reduce its chances of achieving and maintaining profitability.

The Company’s revenues increased to $20.5 million in 2004 from $9.4 million in 1998. The Company’s goal is to expand its business operations in the future. The Company’s existing management, operational, financial, and human resources, and management information systems and controls may be inadequate to support future growth. If the Company is not able to manage its growth successfully, it will not grow as planned and the Company’s business could be adversely affected.

Infringement of the Company’s proprietary rights could affect its competitive position, harm its reputation or increase its operating costs.

The Company considers its products to be proprietary. In an effort to protect its proprietary rights, the Company relies primarily on a combination of patent, copyright, trademark and trade secret laws, as well as licensing and other agreements with consultants, suppliers, strategic partners, resellers, and its customers, and employee and third party non-disclosure agreements. These laws and agreements provide only limited protection of Apropos’ proprietary rights. In addition, the Company has not signed agreements containing these types of protective provisions in every case, and the contractual provisions that are in place and the protection they provide vary and may not provide the Company with adequate protection in all circumstances. Although the Company has patented or filed patent applications for some of the inventions embodied in its software, the Company’s means of protecting its proprietary rights may not be adequate. It may be possible for a third party to copy or otherwise obtain and use the Company’s technology without authorization and without its detection and without infringing its patents. A third party could also develop similar technology independently. In addition, the laws of some countries in which the Company sells its product do not protect its software and intellectual property rights to the same extent as the laws of the United States. Unauthorized copying, use, or reverse engineering of the Company’s product could materially adversely affect its business, financial condition, and results of operations.

Infringement claims could adversely affect the Company.

A third party could claim that the Company’s technology infringes its proprietary rights. As the number of software products in the Company’s target market increases and the functionality of these products overlap, the Company believes that software developers may face infringement claims. Although the Company does not believe that its product infringes any patents, if certain software and technology patents were interpreted broadly, claims of infringement against the Company, if successful, could have a material adverse effect on its business, financial condition, and results of operations. Infringement claims, even if without merit, can be time consuming and expensive to defend. A third party asserting infringement claims against the Company or its customers with respect to the Company’s current or future products may require the Company to enter into costly royalty arrangements or litigation, or otherwise materially and adversely affect its business, financial condition, and results of operations. If a negotiated resolution of any matter is required, it could involve payment of license fees, which would increase the Company’s costs. The Company makes no assurance that the terms of any licensing arrangement would be favorable to the Company. A resolution could also require a redesign of the Company’s product or the removal of some of the Company’s product features. If a negotiated resolution were not achieved, Apropos would vigorously defend itself. If the Company did not prevail, damages could be awarded and an injunction could be issued requiring Apropos to cease certain activities. If infringement is deemed to be willful, a court may triple the awarded damages. Any of these activities could have a material adverse effect on the Company’s business, financial condition, and results of operations. Regardless of the outcome, litigation may result in substantial expense and significant diversion of the Company’s management and technical personnel.

The Company may not be able to hire and retain the personnel it needs to sustain its business.

The Company depends on the continued services of its executive officers and other key personnel. The loss of services of any of the Company’s executive officers or key personnel could have a material adverse effect on its business, financial condition, and results of operations.

The Company needs to attract and retain highly-skilled technical and managerial personnel. If the Company is unable to attract and retain qualified technical and managerial personnel, its results of operations could suffer and the Company may never achieve profitability.

The Company’s financial success depends to a large degree on the ability of its direct sales force to increase sales. Therefore, the Company’s ability to increase revenue in the future depends considerably upon its success in recruiting, training, and retaining direct sales personnel. Also, it may take a new salesperson a number of months before he or she becomes a productive member of the Company’s direct sales force. The Company’s business will be harmed if it fails to hire and retain qualified sales personnel, or if newly hired salespersons fail to develop the necessary sales skills or develop these skills more slowly than the Company anticipates.

The Company’s international operations and expansion involve financial and operational risks.

The Company intends to maintain its international operations, which may include entry into additional international markets. The possible expansion of the Company’s international operations will require management attention and financial resources to establish additional foreign operations, hire additional personnel, and recruit additional international resellers. Revenue from international expansion may be inadequate to cover the expenses of international expansion.

The Company’s possible expansion into new international markets may take longer than anticipated and could directly impact how quickly the Company increases product sales into these markets. International markets may take additional time and resources to penetrate successfully. The Company’s product needs to be conformed to the language and infrastructure requirements of other countries. In addition, the acceptance of new technologies, such as E-mail and Web-based forms of communication, may not occur as rapidly as in North America. This could have a material adverse impact on the Company’s business, financial condition, and results of operations.

Other risks the Company may encounter in conducting international business activities generally could include the following:

•       economic and political instability;

•       unexpected changes in foreign regulatory requirements and laws;

•       tariffs and other trade barriers;

•       timing, cost, and potential difficulty of adapting Apropos’ product to the local language standards in those foreign countries that do not use the English alphabet;

•       longer sales cycles and accounts receivable cash receipts cycles;

•       potentially adverse tax consequences;

•       fluctuations in foreign currencies; and

•       restrictions on the repatriation of funds.

The Company’s product and the third party software it sells with its product could have defects for which the Company is potentially liable and that could result in loss of revenue, increased costs, loss of the Company’s credibility, or delay in acceptance of the Company’s product in the marketplace.

The Company’s product, including applications supplied by others, may contain errors or defects, especially when first introduced or when new versions are released. Despite internal product testing, the Company has in the past discovered software errors in some of the versions of its product after their introduction to the marketplace. Errors in new products or versions could be found after commencement of commercial shipments, and this could result in additional development costs, diversion of technical and other resources from the Company’s other development efforts, or the loss of credibility with current or future customers. This could result in a loss of revenue or delay in market acceptance of the Company’s product, which could have a material adverse effect on its business, financial condition, and results of operations.

In addition, the Company has warranted to some of its customers, resellers, and OEMs that its software is free of viruses. If a virus infects a customer’s computer software, the customer could assert claims against the Company that could be costly and could have a material adverse effect on the Company’s business, financial condition, and results of operations. The Company’s license agreements with its customers typically contain provisions designed to limit its exposure to potential product liability and some contract claims.

The Company’s license agreements also typically limit its customer’s entire remedy to either a refund of the price paid or modification of the Company’s product to satisfy the warranty. However, not all of these agreements contain these types of provisions, and, where present, these provisions vary as to their terms and may not be effective under the laws of some jurisdictions. The Company also does not have executed license agreements with all of its customers. A product liability, warranty, or other claim brought against the Company could have a material adverse effect on the Company’s business, financial condition, and results of operations. Performance interruptions at the Company’s customer’s system, most of which currently do not have back-up systems, could negatively affect demand for Apropos’ products or give rise to claims against the Company.

The third party software the Company sells with its product may also contain errors or defects. Typically, the Company’s license agreements transfer any warranty from the original manufacturer of third party software to its customers to the extent permitted, but in some cases the Company provides warranties regarding third party software. Product liability, warranty, or other claims brought against the Company with respect to such warranties could have a material adverse affect on its business, financial condition, and results of operations.

The Company depends on Microsoft Corporation technologies and other third party software on which its product relies.

The Company’s software almost exclusively runs on Microsoft Windows NT™ and Windows 2000™ servers. A decline in market acceptance for Microsoft technologies or the increased acceptance of other server technologies could cause the Company to incur significant development costs and could have a material adverse effect on the Company’s ability to market its current product. Although the Company believes that Microsoft technologies will continue to be widely used by businesses, the Company cannot assure prospective and existing investors that businesses will adopt these technologies as anticipated or will not in the future migrate to other computing technologies that the Company does not currently support. In addition, the Company’s products and technologies must continue to be compatible with new developments in Microsoft technologies.

The Company sells third party software with its product. If one or more of these third parties ceases to sell their software, the Company will need to modify its product to use an alternative supplier or eliminate the affected product function, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company may not be able to obtain adequate financing to implement its growth strategy.

Successful implementation of the Company’s growth strategy will likely require continued access to capital. If it does not generate sufficient cash from operations, the Company’s growth could be limited unless the Company is able to obtain capital through additional debt or equity financings. The Company makes no assurance that debt or equity financings will be available as required to fund growth and other needs.

Even if financing is available, it may not be on terms that are favorable to the Company or sufficient for its needs. If the Company is unable to obtain sufficient financing, it may be unable to fully implement its growth strategy.

If the Company’s customers do not perceive its product or services to be effective or of high quality, its brand and name recognition would suffer.

The Company believes that establishing and maintaining brand and name recognition is critical for attracting and expanding its targeted customer base. The Company also believes that the importance of reputation and name recognition will increase as competition in its market increases. Promotion and enhancement of the Company’s name will depend on the effectiveness of its marketing and advertising efforts and on its success in continuing to provide high-quality products and services, neither of which can be assured. If the Company’s customers do not perceive its product or services to be effective or of high-quality, the Company’s brand and name recognition would suffer which would have a material adverse effect on its business.

The growth of the Company’s business may be impeded without increased use of the Internet.

The use of the Internet as a commercial marketplace is still evolving. Demand and market acceptance for recently introduced products and services available over the Internet is still uncertain. In addition, governmental regulation of the Internet, such as imposing sales and other taxes, access charges, pricing controls, and inhibiting cross-border commerce, may reduce the use of the Internet by businesses for their electronic commerce and customer service needs. To date, governmental regulations have not materially restricted commercial use of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New regulations could reduce the use of the Internet by the Company’s customers and their customers. The lack of acceptance of the Internet as a forum for conducting business could reduce growth in demand for the Company’s product and limit the growth of its revenue.

Other Risks

The Company’s share price has been and may continue to be highly volatile and could drop unexpectedly.

The price for the Company’s Common Shares has been and may continue to be highly volatile and subject to wide fluctuations in response to the following factors:

•       quarterly variations in the Company’s operating results due to prolonged sales cycles and deviations between actual and expected sales;

•       announcements of technical innovations, new products, or new services by the Company or its competitors;

•       changes in investor perception of the Company or the market for its product;

•       changes in financial estimates by securities analysts; and

•       changes in general economic and market conditions.

The shares of many technology companies have experienced significant fluctuations in trading price and volume. Often these fluctuations have been unrelated to operating performance. Declines in the market price of the Company’s Common Shares could also materially and adversely affect employee morale and retention, the Company’s access to capital, and other aspects of its business.

If the Company’s share price continues to be volatile, it may become subject to securities litigation, which is expensive and could divert its resources.

In the past, following periods of market volatility in the price of a company’s securities, security holders have instituted class action litigation. Many companies in the Company’s industry have been subject to this type of litigation. The Company has become involved in this type of litigation and may get involved again in the future, and regardless of the outcome, it could incur substantial legal costs and management’s attention could be diverted, causing the Company’s business to suffer. See “Item 3. Legal Proceedings” for a description of claims received by the Company relating to shareholder class action litigation.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company considers all investments with original maturities of less than one year, but greater than 90 days, from the respective balance sheet date to be short-term investments. The Company had invested balances, which includes short-term investments and other investments with original maturities of less than ninety days, classified as cash equivalents, of $41.2 million at December 31, 2004. The Company’s short-term investments consist primarily of readily marketable debt securities. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2004, would cause the fair value of these short-term investments to fall by an immaterial amount. Since the Company has shortened its average maturity holding period and would not likely have to sell any investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates will reduce interest income.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Apropos Technology, Inc.

We have audited the accompanying consolidated balance sheet of Apropos Technology, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apropos Technology, Inc. at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Grant Thornton LLP
Chicago, Illinois
January 26, 2005

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Apropos Technology, Inc.

We have audited the accompanying consolidated balance sheet of Apropos Technology, Inc. as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a) with respect to the information included therein for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apropos Technology, Inc. at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
January 29, 2004

Apropos Technology, Inc.
Consolidated Balance Sheets

	December 31
	2004	2003
	in thousands, except share and per share amounts
Assets
Current assets:
Cash and cash equivalents	$12,291	$9,971
Short-term investments	28,867	29,294
Accounts receivable, less allowances for doubtful accounts of $219 at December 31, 2004 and $265 at December 31, 2003	3,155	2,895
Inventory	34	73
Prepaid expenses and other current assets	355	588
Total current assets	44,702	42,821
Equipment, net	565	921
Other assets	21	199
Total assets	$45,288	$43,941
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$155	$81
Accrued expenses	1,134	1,179
Accrued compensation and related accruals	821	377
Accrued restructuring, current portion	720	438
Advance payments from customers	35	186
Deferred revenue	3,403	3,296
Total current liabilities	6,268	5,557
Accrued restructuring, less current portion	245	560
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,638,400 shares issued and outstanding at December 31, 2004; 17,257,225 issued and 16,946,114 outstanding at December 31, 2003	176	173
Additional paid-in capital	103,155	102,263
Treasury stock, at cost	—	(392)
Accumulated deficit	(64,556)	(64,220)
Total shareholders’ equity	38,775	37,824
Total liabilities and shareholders’ equity	$45,288	$43,941

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Operations

	Year Ended December 31
	2004	2003	2002
	in thousands, except per share amounts
Revenue:
Software licenses	$7,415	$7,903	$8,259
Services and other	13,158	12,232	12,635
Total revenue	20,573	20,135	20,894
Cost of goods and services:
Cost of software	649	407	380
Cost of services and other	3,859	4,227	5,744
Total cost of goods and services	4,508	4,634	6,124
Gross margin	16,065	15,501	14,770
Operating expenses:
Sales and marketing	7,363	7,519	13,471
Research and development	4,073	5,349	7,878
General and administrative	4,148	5,611	8,115
Stock compensation charge	—	282	425
Restructuring and other charges	1,291	2,875	869
Total operating expenses	16,875	21,636	30,758
Loss from operations	(810)	(6,135)	(15,988)
Other income (expense):
Interest income	536	482	961
Interest expense	(17)	—	—
Other, net	(45)	(21)	(14)
Total other income	474	461	947
Net loss	$(336)	$(5,674)	$(15,041)
Basic and diluted net loss per share	$(0.02)	$(0.34)	$(0.90)
Weighted-average number of shares outstanding	17,324	16,787	16,723

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Shareholders’ Equity

				Additional
	Common Shares			paid-in	Treasury	Accumulated	Shareholders’
	Issued	Outstanding	Amount	capital	stock	deficit	Equity
	in thousands, except share quantities
Balance at December 31, 2001	16,626,072	16,626,072	$166	$100,901	—	$(43,505)	$57,562
Issuance of Common Shares:
Exercise of options	232,766	232,766	3	92			95
Employee stock purchase plan	113,102	113,102	1	160			161
Treasury stock acquired		(311,111)			(392)		(392)
Stock compensation charge				425			425
Net loss						(15,041)	(15,041)
Balance at December 31, 2002	16,971,940	16,660,829	170	101,578	(392)	(58,546)	42,810
Issuance of Common Shares:
Exercise of options	210,930	210,930	2	289			291
Employee stock purchase plan	74,355	74,355	1	114			115
Stock compensation charge				282			282
Net loss						(5,674)	(5,674)
Balance at December 31, 2003	17,257,225	16,946,114	173	102,263	(392)	(64,220)	37,824
Issuance of Common Shares:
Exercise of options	340,194	651,305	3	523	392		918
Employee stock purchase plan	40,981	40,981	—	123			123
Non-cash restructuring charge				246			246
Net loss						(336)	(336)
Balance at December 31, 2004	17,638,400	17,638,400	$176	$103,155	—	$(64,556)	$38,775

See notes to consolidated financial statements.

Apropos Technology, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
	in thousands
Cash flows used in operating activities
Net loss	$(336)	$(5,674)	$(15,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	476	998	1,405
Stock compensation charge	—	282	425
Provision for doubtful accounts	32	35	315
Non-cash compensation for loan forgiveness	—	—	256
Non-cash portion of restructuring and other charges	519	392	—
Changes in operating assets and liabilities:
Accounts receivable	(292)	(93)	1,297
Inventory	39	121	75
Prepaid and other current assets	233	429	(253)
Notes receivable from officers	—	—	14
Other assets	9	41	74
Accounts payable	74	(46)	(456)
Accrued expenses	(45)	(336)	(242)
Accrued restructuring	(33)	578	420
Accrued compensation and related accruals	444	(281)	(95)
Advance payments from customers	(151)	(48)	(148)
Deferred revenue	107	548	137
Net cash provided by (used in) operating activities	1,076	(3,054)	(11,817)
Cash flows provided by (used in) investing activities
Proceeds from maturities and sales of short-term investments	6,600	31,013	48,443
Purchases of short-term investments	(6,173)	(37,589)	(34,812)
Purchases of equipment	(224)	(138)	(285)
Net cash provided by (used in) investing activities	203	(6,714)	13,346
Cash flows provided by financing activities
Proceeds from exercise of options	918	291	95
Proceeds from employee stock purchase plan	123	115	161
Net cash provided by financing activities	1,041	406	256
Net increase (decrease) in cash and cash equivalents	2,320	(9,362)	1,785
Cash and cash equivalents, beginning of year	9,971	19,333	17,548
Cash and cash equivalents, end of year	$12,291	$9,971	$19,333
Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$—	$—
Fair value of Common shares received as collateral for Note receivable from officer	$—	$—	$392

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

Principal operations of the Company commenced during 1995. During 1997, the Company established a wholly-owned subsidiary in the United Kingdom, Apropos Technology, Limited. The purpose of this entity is to market and distribute the Company’s product throughout Europe.

2. SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Auction rate securities reclassification

Certain prior period amounts related to auction rate securities have been reclassified to conform to the 2004 presentation. Prior to December 31, 2004, the Company had classified its holdings of auction rate securities as cash equivalents. After considering new accounting literature concerning auction rate securities, the Company has concluded its holdings of auction rate securities should not be classified as cash equivalents. As of December 31, 2003, the Company had $28,294,000 of auction rate securities that have been reclassified on the Balance Sheet from Cash and cash equivalents to Short-term investments. The Statement of Cash Flows for the year ended 2003 has been adjusted and the impact of the reclassification is shown in the table below. The Company had no investment in auction rate securities in 2002.

	As previously reported	Reclassification	As currently reported
	in thousands
Proceeds from maturities and sales of short-term investments	27,188	3,825	31,013
Purchases of short-term investments	(5,470)	(32,119)	(37,589)
Net cash provided by (used in) investing activities	21,580	(28,294)	(6,714)
Net increase (decrease) in cash and cash equivalents	18,932	(28,294)	(9,362)
Cash and cash equivalents, end of year	38,265	(28,294)	9,971

Use of Estimates

In order to prepare the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and related notes. Actual results could differ from those estimates.

Financial Instruments and Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, short-term investments, accounts receivable, and accounts payable, which have fair values that approximate their respective carrying amounts. The Company invests its excess cash primarily in readily marketable debt securities. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

Short-Term Investments

The Company considers all investments regardless of original maturities as available-for-sale. Available-for-sale investments are carried at fair value, with the unrealized gains and losses, net of applicable taxes, recorded as a separate component of other comprehensive income on the consolidated statements of comprehensive income (loss). Quoted market values, when available, are used to determine the fair value of debt securities. The specific identification method is used to determine gains and losses. Net realized gains and losses on debt securities are recognized in investment income on the consolidated statements of operations. Available-for-sale investments are evaluated for other than temporary impairment on an ongoing basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are available to meet the Company’s current operational needs and accordingly are classified as short-term. The Company’s short-term investment portfolio, including instruments with original maturities less than 90 days, consists primarily of highest-grade commercial paper, auction rate securities, bank certificate of deposits, government agency bonds and money market accounts.

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

Revenue Recognition

The Company generates software revenues from licensing the right to use its software products and also generates service revenues from implementation and installation services, ongoing maintenance (post-contract technical support and product upgrades), training services, and professional services performed for resellers and its customers. The Company provides a warranty for 90 days on all software licenses, which runs concurrent with the customer maintenance agreement. The Company’s policy is to not allow returns of software licenses. The Company issues product upgrades on a when and if available basis.

Revenue from software license agreements is recognized upon shipment of the software if:

•       persuasive evidence of an arrangement exists;

•       sufficient vendor-specific objective evidence exists to support allocating the total fee to all elements of the arrangement;

•       the fee is fixed or determinable; and

•       collection is probable.

Shipment is further defined in certain contracts as delivery of the product master or first copy for noncancelable product licensing arrangements under which the reseller has certain software distribution rights. Software licenses are shipped to resellers upon receipt of a purchase order from an end customer. The Company recognizes revenue from the sale of software licenses placed through a reseller upon shipment of the license to the reseller or the end customer. The reseller is the Company’s customer and is obligated to pay for the software license upon shipment. As a result, the reseller assumes any credit risk from the reseller’s end customer and any risk that the end customer declines receipt of the software license.

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

Advertising

Advertising costs are generally expensed as incurred. Advertising expenses were approximately $31,000, $18,000, and $147,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Research and Development

Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through December 31, 2004, all software development costs have been expensed.

Stock-Based Compensation

At December 31, 2004, the Company has one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is recognized for shares purchased under the Employee Stock Purchase Plan or for stock options issued under the stock-based employee compensation plan, as all options granted after the IPO under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The table in Note 3 illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Foreign Currency Translation

The functional currency of the Company’s foreign subsidiaries is the United States dollar. Foreign monetary assets and liabilities are translated at the current exchange rates at each balance sheet date. Nonmonetary balance sheet accounts are measured and recorded at the rate in effect at the date of the transaction. Revenues and expenses are translated at weighted average exchange rates in effect during the year. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

Basic and Diluted Net Loss Per Common Share

Basic net loss per common share is based upon the net loss and upon the weighted-average number of common shares outstanding during the period. Diluted net loss per common share adjusts for the effect of common share equivalents, such as convertible securities, stock options and warrants, only in the periods presented in which such effect would have been dilutive. The weighted-average number of shares from outstanding options and warrants to purchase Common Shares using the treasury stock method for 2004, 2003 and 2002 were 1,042,145, 888,952 and 419,272, respectively. Diluted net loss per share is not presented separately as the effect of the common share equivalents is anti-dilutive for each of the years presented. Accordingly, diluted net loss per common share is the same as basic net loss per common share.

Recently Issued Accounting Standards

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment” (FAS 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The provisions of FAS 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for Apropos. Apropos intends to continue applying APB 25 to equity-based compensation awards until the effective date of FAS 123(R). At the effective date of FAS 123(R), Apropos expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in recognizing compensation cost based on the requirements of FAS 123(R) for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS No. 123 pro forma footnote disclosure. The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results included in Note 3 below.

3. STOCK-BASED COMPENSATION

At December 31, 2004, the Company has one stock-based employee compensation plan and one employee stock purchase plan, which are described more fully in Note 8. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is recognized for shares purchased under the Employee Stock Purchase Plan or for stock options issued under the stock-based employee compensation plan, as all options granted after the IPO under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year ended December 31
	2004	2003	2002
	in thousands, except per share amounts
Net loss, as reported	$336	$5,674	$15,041
Less: Stock-based employee compensation expense included in reported net loss	—	(282)	(425)
Add: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	876	1,256	1,345
Net loss, pro forma	$1,212	$6,648	$15,961
Basic and diluted net loss per share, as reported	$0.02	$0.34	$0.90
Basic and diluted net loss per share, pro forma	$0.07	$0.40	$0.95

4. NOTES RECEIVABLE FROM RELATED PARTIES

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

On December 27, 2002, by resolution of the Board of Directors, the loan for the one remaining executive was terminated. As part of the loan termination agreement, the executive assigned all of the original collateral of 311,111 shares to the Company. The value of the original collateral consideration of 311,111 shares was $392,000 at the date of the loan termination agreement. This consideration was not sufficient to offset the original loan amount resulting in loan forgiveness of $256,000. The loan termination agreement also provided for a tax equalization payment. The loan forgiveness charge and related tax equalization payment totaled $465,000, which has been included in General and administrative charges in the 2002 Statement of Operations.

5. EQUIPMENT

Equipment consisted of the following:

		December 31
	Depreciable lives	2004	2003
	in thousands
Computer equipment	2 to 3 years	$3,049	$3,004
Software	3 to 5 years	1,239	1,231
Furniture and fixtures	5 to 7 years	1,025	1,228
Office equipment	3 to 5 years	446	453
Leasehold improvements	5 to 7 years	35	183
		5,794	6,099
Less: Accumulated depreciation		(5,229)	(5,178)
Equipment, net		$565	$921

6. WARRANTS AND DEBT INSTRUMENTS

During 1999, the Company amended its 1998 credit agreement (the “Revolving Agreement”) with a bank that provided for a secured revolving line of credit facility with interest at the prime rate plus 1.0%. Borrowings under the Revolving Agreement were repaid in full during February 2000. Pursuant to the amendment, the Company issued detachable warrants to the bank, expiring in May 2006, allowing the bank to purchase 30,625 Common Shares at an exercise price of $3.97 per share. These warrants were not exercised as of December 31, 2004.

During 1999, the Company issued subordinated convertible promissory notes with a stated interest rate of 10.0%, together with warrants, to certain preferred shareholders. The notes were repaid in full during February 2000, with net proceeds received by the Company from its IPO. The warrants allow the noteholders to purchase an aggregate of 75,649 Common Shares at an exercise price of $3.97 per share and expire in June 2009. These warrants were not exercised as of December 31, 2004.

During 1999, a secured bridge loan was made to the Company by Access Technology Partners, L.P., a fund of investors that is managed by an entity associated with J.P. Morgan Chase & Co., and ARCH Venture Fund III, L.P., a common shareholder in the Company. The secured bridge loan with a stated interest rate of 9.25% was repaid in full during February 2000, with net proceeds received by the Company from its IPO. The Company granted to Access Technology Partners, L.P. and ARCH Venture Fund III, L.P. warrants to purchase 236,250 and 26,250 Common Shares at an exercise price of $5.34 per share, respectively. These warrants expire in November 2006. While ARCH Venture Fund III, L.P. exercised its warrants in 2000, Access Technology Partners, L.P. has not exercised any of their warrants as of December 31, 2004.

The Company has a letter of credit arrangement with a bank that is secured by all assets of the Company. At December 31, 2004 and 2003, outstanding letters of credit were $885,000.

7. INCOME TAXES

The Company is generally subject to federal income taxes at the U.S. federal statutory rate of 34%. To the extent that current and prior year losses can be expected to offset future years’ taxable income, a current year income tax benefit may be generally recorded in the income statement. However, as discussed below, no future benefit of current and prior year losses is recorded for the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004, the Company had domestic net operating loss carryforwards aggregating approximately $54.2 million expiring in years 2011 through 2024. Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations. At December 31, 2004, the Company had foreign net operating loss carryforwards aggregating approximately $3.8 million, which may be limited. During 2004, the Company concluded an income tax audit of one of its foreign subsidiaries resulting in approximately $3.4 million of NOL being disallowed. For financial reporting purposes, the entire amount of deferred tax assets has been offset by a valuation allowance due to uncertainty regarding the realization of the asset. The valuation allowance decreased $688,000 during the years ended December 31, 2004 and increased $2,283,000 and $5,858,000 during the years ended December 31, 2003 and 2002, respectively. The Company has not paid any income taxes for the years indicated.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2004	2003
	In thousands
Deferred tax assets:
Net operating loss carryforwards	$22,293	$23,233
Research and development tax credit carryforward	1,907	1,717
Other	712	650
	24,912	25,600
Less: Valuation allowance	(24,912)	(25,600)
Net deferred income tax asset	$—	$—

8. SHAREHOLDERS’ EQUITY

The Company has authorized total capital shares of 65,000,000, of which 60,000,000 shares have been designated as common shares and 5,000,000 shares have been designated as preferred shares. Both classes of shares have a par value of $0.01. The Company’s Board of Directors has the authority, without shareholder approval, to issue one or more series of preferred shares and to establish the rights and preferences of such preferred shares.

Treasury stock is accounted for by the cost method. In December 2002, the Board of Directors authorized 311,111 shares originally assigned as loan collateral against a note receivable from officer, as detailed in Note 3, to be assigned to the Company. In 2004, these shares were disbursed in connection with the Company’s stock option plan. As of December 31, 2004, the Company did not hold any shares in Treasury.

At December 31, 2004, the Company had reserved Common Shares for future issuance as follows:

Stock option plan	3,189,409
Stock purchase plan	610,099
Warrants	342,524
Total	4,142,032

9. STOCK PLANS

Stock Option Plan

The Company’s 2000 Omnibus Incentive Plan (the Plan) provides for the issuance of incentive stock options and nonqualified stock options to eligible directors and employees of the Company. The options typically have a term of ten years and generally vest ratably over a period of up to four years with initial vesting occurring on the first anniversary from the grant date and monthly thereafter. The Plan also provides for the issuance of stock appreciation rights, performance stock, performance units, restricted stock, and other stock and cash awards.

Information related to the Plan is as follows:

	Year ended December 31
	2004		2003		2002
	Options	Weighted- average exercise price	Options	Weighted- average exercise price	Options	Weighted- Average exercise price
Options outstanding, beginning of period	2,535,769	$2.07	2,238,753	$2.50	1,871,742	$2.56
Options granted	693,250	3.58	1,167,551	1.45	981,320	2.14
Options exercised	(802,274)	1.82	(210,930)	1.38	(232,766)	0.41
Options canceled	(533,886)	2.54	(659,605)	2.64	(381,543)	3.18
Options outstanding, end of period	1,892,859	$2.60	2,535,769	$2.07	2,238,753	$2.50
Option price range at end of period	$0.10-$22.00		$0.10-$22.00		$0.10-$22.00
Weighted-average fair value of options granted in 2004	$1.96
Options available for grant at period end	1,296,550		1,455,914		1,963,860
Exercisable at December 31, 2004	988,536

The outstanding options at December 31, 2004, have a weighted-average remaining contractual life of 7.3 years.

Options outstanding				Options exercisable
Range of Exercise prices	Number of options	Weighted-average remaining contractual life (in years)	Weighted-average exercise price	Exercisable options as of 12/31/04	Weighted-average exercise price
$0.10	2,625	1.8	$0.10	2,625	$0.10
$0.21	15,844	2.8	$0.21	15,844	$0.21
$0.40	17,517	3.7	$0.40	17,517	$0.40
$0.63-0.91	57,926	3.9	$0.67	57,926	$0.67
$0.95-1.39	535,795	6.1	$1.25	270,879	$1.26
$1.50-2.22	335,981	7.3	$2.00	221,564	$2.08
$2.28-3.42	505,359	8.6	$2.71	233,389	$2.49
$3.48-5.07	318,574	9.1	$3.94	71,595	$3.85
$5.69-8.13	79,938	5.6	$6.80	73,897	$6.86
$8.81-13.00	12,800	4.7	$9.90	12,800	$9.90
$20.44-22.00	10,500	5.2	$21.93	10,500	$21.93
	1,892,859			988,536

The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in the net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The table in Note 3 illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. Had the Company applied the fair value recognition provisions of SFAS No. 123, the Company would have recorded additional expense of $829,000, $933,000 and $862,000 for 2004, 2003 and 2002 respectively.

The fair value of stock options used to compute the pro forma net loss is the estimated fair value at the grant date using the Black-Scholes method for valuing stock options with the following assumptions:

Weighted Average Assumptions	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.0%	2.5%	3.8%
Volatility factor	70.0%	71.0%	76.0%
Expected holding period (in years)	4.0	4.0	4.0

The stock compensation charge included in the Statement of operations primarily represents the difference at the grant date between the exercise price and the pre-IPO deemed fair value of the Common Shares underlying the options. This amount is being amortized over the vesting period of the individual options, which is typically four years. Utilizing the intrinsic value method of APB Opinion No. 25, the Company recognized $0, $282,000, and $425,000 of stock compensation expense during the years ended December 31, 2004, 2003 and 2002, respectively. This non-cash expense results in a corresponding increase to Additional paid in capital. Subsequent to the IPO, the exercise price of all options granted is equal to the fair market value of the underlying Common Shares, resulting in no compensation charge.

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan, eligible employees are given the opportunity to purchase the Company’s Common Shares at 85% of the closing price of the Company’s Common Stock on the Nasdaq National Market on either the first or last day of the offering period, whichever is lower. The offering periods begin on January 1 and July 1 of each year and conclude on June 30 and December 31, respectively. From an authorization of 1,000,000 shares, a total of 389,901 shares have been issued through December 31, 2004, of which 40,981, 74,355 and 113,102 were issued during 2004, 2003 and 2002 respectively.

Under APB Opinion No. 25, no compensation cost is recognized for shares purchased under this plan. The table in Note 3 illustrates the effect on net income and earnings per share if the Company has applied the fair value recognition provisions of SFAS No. 123, to the employee purchase rights under this plan. Had the Company applied the fair value recognition provisions of SFAS No. 123, the Company would have recorded additional expense of $47,000, $41,000 and $58,000 for 2004, 2003 and 2002 respectively. The fair value of employee purchase rights was estimated using the Black-Scholes option pricing model for 2004, 2003 and 2002, respectively:

Weighted Average Assumptions	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.3%	1.8%	4.3%
Volatility factor	70.0%	64.0%	88.0%
Expected holding period (in years)	0.0	0.0	0.0

10. RESTRUCTURING AND OTHER CHARGES

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

In the first quarter of 2003, the Company recorded a charge of $448,000. This charge related to staff reductions of 30 persons. As of December 31, 2004, these funds were fully disbursed.

In the third quarter of 2002, the Company recorded a Restructuring and other charges of $869,000. This charge related to staff reductions of 18 persons, including involuntary terminations of three senior level positions with contractual obligations, and former employee settlement costs. As of December 31, 2004, these funds were fully disbursed.

A summary of the restructuring and other charge, is as follows:

	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total
	In thousands
Balance as of December 31, 2001	$—	$—	$—	$—	$—
2002 Provision	790	—	—	79	869
2002 Cash Payments	(394)	—	—	(55)	(449)
2002 Non-cash charge offs	—	—	—	—	—
Balance as of December 31, 2002	396	—	—	24	420
2003 Provision	1,186	1,344	345	30	2,905
2003 Adjustments	—	—	—	(30)	(30)
2003 Cash Payments	(1,576)	(316)	—	(13)	(1,905)
2003 Non-cash charge offs	—	(47)	(345)	—	(392)
Balance as of December 31, 2003	6	981	—	11	998
2004 Provision	485	253	104	70	912
2004 Adjustments	—	379	—	—	379
2004 Cash Payments	(64)	(660)	—	(81)	(805)
2004 Non-cash charge offs	(246)	(169)	(104)	—	(519)
Balance as of December 31, 2004	$181	$784	$—	$—	$965

Included in Accrued restructuring at December 31, 2004 is approximately $181,000 related to the separation agreement with the Company’s former Chief Executive Officer, which the Company estimates will be disbursed over the next three quarters. The remaining $784,000, of which $245,000 is classified as non-current, related to the facility termination costs which the Company estimates will be disbursed over remaining life of the lease through the second quarter of 2006.

11. LEASE COMMITMENTS

At December 31, 2004, the Company was obligated for future minimum lease payments under operating leases that have initial or remaining noncancelable terms in excess of one year, as follows:

Operating leases
in thousands
2005	$1,403
2006	546
$1,949

Rent expense for operating leases was approximately $816,000, $1,467,000, and $1,949,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company has no capital lease obligations.

12. 401(k) PROFIT-SHARING PLAN

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

13. GEOGRAPHIC INFORMATION

Revenues derived from customers outside of North America accounted for 18.2%, 23.0%, and 27.3% of the Company’s total revenues in 2004, 2003 and 2002, respectively.

The Company attributes its revenues to countries based on the country in which the customer is located. The Company’s long-lived assets located outside the United States are not considered material.

14. LITIGATION AND CONTINGENCIES

In November 2001, the Company was named as a defendant in several shareholder class action lawsuits that were filed in federal court in Chicago against the Company, certain of its current and former directors and officers, and the underwriters of the Company’s initial public offering (“IPO”). These litigations are allegedly brought on behalf of purchasers of the Company’s stock, and assert that the Company violated the federal securities laws by making misstatements and omissions in its Registration Statement and Prospectus in connection with the Company’s initial public offering in February 2000. The plaintiffs seek unspecified damages. In April 2002 an amended consolidated complaint was filed which supersedes the original, separate complaints. In February 2004, the parties agreed to settle the case in exchange for a payment on behalf of all defendants of $4.5 million, with all settlement amounts paid by the Company’s director and officer liability insurance carrier. In August 2004, the court entered a final judgment dismissing the action.

The Company was named as a nominal defendant in a shareholder derivative action filed in February 2002 against certain of its present and former directors and officers. The complaint was ostensibly brought on the Company’s behalf and sought no relief directly from the Company. The complaint, subsequently amended in August 2002, alleged, among other things, that the alleged conduct challenged in the securities cases pending against the Company in Chicago (described above) constituted a breach of the defendants’ fiduciary duties to the Company. In September 2004, on the parties’ joint motion, the Court dismissed the action without prejudice. The parties subsequently agreed to a settlement under which the defendants paid the plaintiff $65,000, $32,500 of which was paid by the Company’s director and officer liability insurance policy and $32,500 was paid by the Company, in exchange for the plaintiff’s release of the defendants from any and all claims relating to the allegations asserted in the action.

In November 2001, the Company was named as a defendant in shareholder class action litigation that has been filed in federal court in New York City against the Company and certain of its current and former officers and the underwriters of the Company’s IPO. This lawsuit alleges, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. In April 2002, an amended complaint was filed which, like the original complaint, alleges violations of the registration and antifraud provisions of the federal securities laws and seeks unspecified damages. The Company understands that various other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their public offering underwriters in New York City, which along with the case against the Company have all been transferred to a single federal district judge for purposes of coordinated case management.

In July 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints against them on various legal grounds common to all or most of the issuer defendants. In October 2002, the Court approved a stipulation providing for the dismissal of the individual defendants without prejudice. In February 2003, the Court issued a decision granting in part and denying in part the motion to dismiss the litigation filed by the Company and the other issuer defendants. The claims against the Company under the antifraud provisions of the securities laws were dismissed with prejudice; the claims under the registration provisions of the securities laws were not dismissed as to the Company or virtually any other issuer defendant. The Court also denied the underwriter defendants’ motion to dismiss in all respects.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. The Court has issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and mailed to all proposed class members and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

15. QUARTERLY DATA (UNAUDITED)

The following table presents unaudited quarterly operating results for each of the Company’s fiscal quarters in 2004 and 2003.

	2004				2003
	Quarter ended				Quarter ended
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	in thousands, except per share amounts
Total revenues	$5,160	$4,968	$4,980	$5,465	$5,157	$4,656	$4,711	$5,610
Gross profit	4,138	3,832	3,911	4,184	3,930	3,348	3,617	4,606
Net income (loss)	15	109	(815)	355	(1,971)	(1,464)	(3,001)	761
Basic income (loss) per share	$0.00	$0.01	$(0.05)	$0.02	$(0.12)	$(0.09)	$(0.18)	$0.05
Diluted income (loss) per share	$0.00	$0.01	$(0.05)	$0.02	$(0.12)	$(0.09)	$(0.18)	$0.04

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s Chief Executive Officer and Chief Financial Officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A.        CONTROLS AND PROCEDURES.

None.

Part III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 405 of Regulation S-K  concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section in the 2005 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

Furthermore, information regarding the audit committee and the audit committee financial expert is set forth in the Company’s 2005 Proxy Statement (under the caption “Corporate Governance”), and is hereby incorporated by reference.

Directors of the Company.

The information required by Item 401 of Regulation S-K, as it relates to directors, is incorporated by reference from the “Proposal No. 1—Election of Directors” section of the 2005 Proxy Statement.

Executive Officers of the Company.

The information required by Item 401 of Regulation S-K, as it relates to executive officers is set forth at the end of “Item. 1 Business.”

The Company has adopted a code of ethics that applies to its officers and employees. The Company’s code of ethics is posted on its Internet website at www.apropos.com. You can also receive a copy free of charge by sending a written request to the Company’s executive offices at One Tower Lane, 28th Floor, Oakbrook Terrace, IL  60181.

ITEM 11.         EXECUTIVE COMPENSATION.

The information in response to this item is incorporated by reference from the sections of the 2005 Proxy Statement captioned “Executive Compensation,” “Report of the Compensation Committee of the Board of Directors,” and “Stock Price Performance Graph.”

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information in response to this Item 403 of Regulation S-K is incorporated by reference from the section of the 2005 Proxy Statement captioned “Securities Beneficially Owned by Principal Shareholders and Management.”

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	2,235,383	$2.95	1,906,649
Equity compensation plans not approved by security holders	—	—	—
Total	2,235,383	$2.95	1,906,649

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in response to this item is incorporated by reference from the section of the 2005 Proxy Statement entitled “Transactions with Related Parties.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in response to this item and our audit committee’s pre-approval policy for audit services is incorporated by reference from the sections of the 2005 Proxy Statement entitled “Audit Committee Report” and “Audit and Non-Audit Fees.”

Part IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES,.

A.             Exhibits and Financial Statement Schedules.

1.                The following consolidated financial statements of the Company and its subsidiaries are filed as part of this Report:

•        Independent Auditors’ Report;

•        Consolidated Balance Sheets as of December 31, 2004 and 2003;

•        Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002;

•        Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002;

•        Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002; and

•        Notes to the Consolidated Financial Statements.

2.                The following financial statement schedule is filed as an exhibit to this Report:

•        Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

All other schedules are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.                The following exhibits are filed as part of this Report:

Exhibit No.	Description of Exhibit
3.1*	Amended and Restated Articles of Incorporation.
3.2***	Amended and Restated Bylaws.
4.1*	Specimen Common Share Certificate of the Registrant.
10.1*	2000 Omnibus Incentive Plan.
10.2**	Amendment No. 1 to the 2000 Omnibus Incentive Plan, as Amended and Restated.
10.3*	Employee Stock Purchase Plan of 2000.
10.4*	Form of Indemnity Agreement with directors.
10.5*	Registration Rights Agreement dated March 19, 1996, between the Registrant and ARCH Venture Fund II, L.P., ARCH II Parallel Fund, L.P. and William Blair Capital Partners V., L.P., as amended.
10.6*	Amended and Restated Registration Rights Agreement dated November 5, 1999, by and among Silicon Valley Bank, Access Technology Partners, L.P., ARCH Venture Fund III, L.P., and the Registrant.
10.7****	Employment Agreement dated November 26, 2002, between the Registrant and John Repko.

10.8****	Employment Agreement dated November 27, 2002, between the Registrant and Frank Leonard.
10.9*****	Separation and Release Agreement dated September 14, 2004 between the Registrant and Kevin G. Kerns.
10.10#	Form of Incentive Stock Option
10.11##	Form of Option for Non-employee Directors
10.23##	Employment Agreement dated March 18, 2005, between the Registrant and David McCrabb.
21#	Subsidiaries of the Registrant.
23.1#	Consent of Grant Thornton LLP.
23.2#	Consent of Ernst & Young LLP
31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                              Previously filed with the Commission as an exhibit to the Company’s Registration Statement on Form S-1, as amended (File No. 333-90873), and incorporated herein by reference.

**                                       Previously filed with the Commission as an exhibit to the Company’s Report on Form 10-K on March 30, 2002, and incorporated herein by reference.

***                                Previously filed with the Commission as an exhibit to the Company’s Report on Form 10-Q on November 14, 2002, and incorporated herein by reference.

****                         Previously filed with the Commission as an exhibit to the Company’s Report on Form 10-K on March 31, 2003, and incorporated herein by reference.

*****                  Previously filed with the Commission as an exhibit to the Company’s Report on Form 10-Q on November 14, 2004 and incorporated herein by reference.

##                                 Previously filed with the Commission as an exhibit to the Company’s Report on Form 8-K on March 23, 2005, and incorporated herein by reference.

#                                           Filed herewith.

B.   Exhibits.

See A.3. of this Item 14.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

APROPOS TECHNOLOGY, INC.
/s/ FRANCIS J. LEONARD
Chief Financial Officer and Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2005.

Names and Signatures	Titles
/s/ DAVID MCCRABB
David McCrabb	Chief Executive Officer and President (Principal Executive Officer)
/s/ FRANCIS J. LEONARD
Francis J. Leonard	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)
/s/ KENNETH D. BARWICK
Kenneth D. Barwick	Director
/s/ DAVID N. CAMPBELL
David N. Campbell	Director
/s/ STEVEN M. CAPELLI
Steven M. Capelli	Director
/s/ KEITH L. CRANDELL
Keith L. Crandell	Director
/s/ DONALD DELOACH
Donald DeLoach	Director
/s/ JOHN M. KRATKY III
John M. Kratky III	Director
/s/ STEPHEN WEBB
Stephen Webb	Director

Schedule II—Valuation and Qualifying Accounts
Apropos Technology, Inc.

Description	Balance at beginning of period	Additions charged to costs and expenses	Charged to other accounts— describe	Deductions— describe	Balance at end of period— describe
	(in thousands)
Year ended December 31, 2002
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$677	315	—	*518	$474
Year ended December 31, 2003
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$474	35	—	*244	$265
Year ended December 31, 2004
Reserves and allowances deducted from asset Accounts:
Allowance for doubtful accounts	$265	32	—	*78	$219

*                    Write-offs, net of recoveries.