Form 10-Q
period 2005-03-31
APROPOS TECHNOLOGY INC
filed 2005-05-13
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITITES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of April 22, 2005, was 17,871,916.

APROPOS TECHNOLOGY, INC.

Part I.              Financial Information.

Item 1.           Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	March 31 2005	December 31 2004
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$29,662	$12,291
Short-term investments	11,577	28,867
Accounts receivable, less allowances for doubtful accounts of $232 at March 31, 2005 and $219 at December 31, 2004	2,332	3,155
Inventory	51	34
Prepaid expenses and other current assets	583	355
Total current assets	44,205	44,702

Equipment, net	540	565
Other assets	28	21
Total assets	$44,773	$45,288

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$173	$155
Accrued expenses	1,053	1,134
Accrued compensation and related accruals	474	821
Accrued restructuring, current portion	656	720
Advance payments from customers	221	35
Deferred revenues	3,547	3,403
Total current liabilities	6,124	6,268

Accrued restructuring, less current portion	98	245
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,846,291 shares issued and outstanding at March 31, 2005; 17,638,400 issued and outstanding at December 31, 2004	178	176
Additional paid-in capital	103,440	103,155
Accumulated deficit	(65,067)	(64,556)
Total shareholders’ equity	38,551	38,775

Total liabilities and shareholders’ equity	$44,773	$45,288

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Quarter ended March 31
	2005	2004
Revenue
Software licenses	$1,099	$1,987
Services and other	3,116	3,173
Total revenue	4,215	5,160

Cost of goods and services
Cost of software	36	170
Cost of services and other	1,076	852
Total cost of goods and services	1,112	1,022

Gross margin	3,103	4,138

Operating expenses
Sales and marketing	1,738	1,674
Research and development	1,096	1,052
General and administrative	1,007	1,096
Restructuring and other charges	—	368
Total operating expenses	3,841	4,190

Loss from operations	(738)	(52)

Other income
Interest income	239	95
Other, net	(12)	(28)
Total other income	227	67

Net income (loss)	$(511)	$15

Net income (loss) per share
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Weighted average shares outstanding
Basic	17,789	17,104
Diluted	17,789	18,537

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Quarter ended March 31
	2005	2004
Cash flows from operating activities
Net income (loss)	$(511)	$15
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101	131
Provision for doubtful accounts	31	—
Non-cash restructuring charge	—	332
Changes in operating assets and liabilities:
Accounts receivable	792	(135)
Inventory	(17)	17
Prepaid expenses and other current assets	(227)	(152)
Other assets	(6)	11
Accounts payable	17	(41)
Accrued expenses	(81)	(214)
Accrued compensation and related accruals	(347)	37
Accrued restructuring	(211)	(160)
Advanced payments from customers	185	(43)
Deferred revenue	144	707
Net cash provided by (used in) operating activities	(130)	505

Cash flows from investing activities
Maturities and sales of short-term investments	28,140	2,125
Purchases of short-term investments	(10,850)	(509)
Purchases of equipment	(76)	(67)
Net cash provided by investing activities	17,214	1,549

Cash flows from financing activities
Proceeds from exercise of options	287	604
Net cash provided by financing activities	287	604

Net change in cash and cash equivalents	17,371	2,658
Cash and cash equivalents, beginning of period	12,291	9,971
Cash and cash equivalents, end of period	$29,662	$12,629

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Notes To Condensed Consolidated Financial Statements

(Unaudited)

1.              Basis of Presentation

The consolidated financial statements include the accounts of Apropos Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions for Form 10-Q and Article 10 of Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  In management’s opinion, the statements include all adjustments necessary (which are of a normal and recurring nature) for the fair presentation of the results of the interim periods presented.

The balance sheet at December 31, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004, included with its Annual Report on Form 10-K filed with the SEC on March 30, 2005.  The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for any other interim period or for the full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment” (FAS 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The provisions of FAS 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005.

On April 14, 2005, the SEC adopted a new rule amending the effective date for Statement 123(R). The amended rule allows registrants to implement Statement 123(R) as of the first annual period after June 15, 2005, which is January 1, 2006 for the Company.

Apropos intends to continue applying APB 25 to equity-based compensation awards until the effective date of FAS 123(R). At the effective date of FAS 123(R), Apropos expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in recognizing compensation cost based on the requirements of FAS 123(R) for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the FAS No. 123 pro forma footnote disclosure.  The impact on the Company’s results of operations or financial position as of the adoption of this pronouncement is not expected to be materially different from the pro-forma results included in Note 3 below.

2.              Income or Loss Per Share

Basic net income or loss per share is based upon the net income or loss and using the weighted-average number of common shares outstanding during the period.  Diluted net income per common share adjusts for the effect of common share equivalents, such as stock options and stock warrants, net of assumed repurchases, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share is not presented separately, as the effect of the common share equivalents is anti-dilutive for the respective period presented.  Accordingly, diluted net loss per share is the same as basic net loss per share.

	Three months ended March 31
in thousands, except per share amounts	2005	2004
Basic Income (loss) per share
Net income (loss)	$(511)	$15

Weighted average shares outstanding	17,789	17,104

Income (loss) per share	$(0.03)	$0.00

Diluted Income per share
Net income		$15

Shares:
Weighted average shares outstanding		17,104
Assumed option exercises		1,419
Assumed warrant exercises		14
Weighted average shares outstanding, as adjusted		18,537

Diluted income per share		$0.00

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the first quarter of 2005 and 2004, respectively, as determined under the fair value method, is shown below.

	Three months ended March 31
in thousands, except per share amounts	2005	2004

Net income (loss), as reported	$(511)	$15
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(181)	(204)
Net loss, pro forma	$(692)	$(189)
Basic net income (loss) per share, as reported	$(0.03)	$0.00
Basic net loss per share, pro forma	$(0.04)	$(0.01)
Diluted net income per share, as reported		$0.00

Options to purchase 1,778,212 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of March 31, 2005, and options to purchase 2,417,379 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of March 31, 2004.

4.              Geographic Information

Revenues derived from customers outside of North America accounted for 34.9% and 19.1% of the Company’s total revenues in the quarters ended March 31, 2005 and 2004, respectively.

The Company attributes its revenues to countries based on the country in which the client is located. The Company’s long-lived assets located outside the United States are not considered material.

5.              Litigation and Contingencies

In November 2001, the Company was named as a defendant in a shareholder class action suit. In April 2002, a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York asserting claims relating to the initial public offering (IPO) of Apropos and approximately 300 other public companies.  The complaint names as defendants the Company, certain of its current and former officers, and certain underwriters of the Company’s IPO, among numerous others, and asserts, among other things, that the underwriters of the Company’s IPO improperly required their customers to pay the underwriters excessive commissions and to agree to buy additional shares of the Company’s stock in the aftermarket as conditions of receiving shares in the Company’s IPO. The lawsuit further claims that these supposed practices of the underwriters should have been disclosed in the Company’s IPO prospectus and registration statement. The Company believes that the claims against the Apropos defendants are without merit and has defended the litigation vigorously.

In June 2003, the Company elected to participate in a proposed settlement agreement with the plaintiffs in this litigation. If ultimately approved by the Court, this proposed settlement would result in a dismissal, with prejudice, of all claims in the litigation against the Company and against any of the other issuer defendants who elect to participate in the proposed settlement, together with the current or former officers and directors of participating issuers who were named as individual defendants. The proposed settlement does not provide for the resolution of any claims against the underwriter defendants, and the litigation as against those defendants is continuing. The proposed settlement provides that the class members in the class action cases brought against the participating issuer defendants will be guaranteed a recovery of $1 billion by insurers of the participating issuer defendants. If recoveries totaling $1 billion or more are obtained by the class members from the underwriter defendants, however, the monetary obligations to the class members under the proposed settlement will be satisfied. In addition, the Company and any other participating issuer defendants will be required to assign to the class members certain claims that they may have against the underwriters of their IPO’s.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. The Court has issued an order preliminarily approving the proposed settlement in all respects but one. The plaintiffs and the issuer defendants are in the process of assessing whether to proceed with the proposed settlement, as modified by the Court. If the plaintiffs and the issuer defendants elect to proceed with the proposed settlement, as modified by the Court, they will submit revised settlement documents to the Court. The underwriter defendants may then have an opportunity to object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet, mailed to all proposed class members, and schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

6.              Restructuring and Other Charges

In the first quarter of 2004, the Company recorded a charge of $368,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000 consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded an adjustment of $59,000 for the reserve related to the consolidation of the corporate headquarters.  This adjustment is due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by three months.

A summary of the restructuring and other charge, is as follows:

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2003	$6	$981	$—	$11	$998

2004 Provision	—	205	104	—	309
2004 Adjustments	—	59	—	—	59
2004 Cash payments	—	(197)	—	—	(197)
2004 Non-cash charge offs	—	(169)	(104)	—	(273)

Balance as of March 31, 2004	$6	$879	$—	$11	$896

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2004	$181	$784	$—	$—	$965

2005 Provision	—	—	—	—	—
2005 Adjustments	—	—	—	—	—
2005 Cash payments	(62)	(149)	—	—	(211)

Balance as of March 31, 2005	$119	$635	$—	$—	$754

Included in Accrued restructuring at March 31, 2005 is approximately $119,000 related to the separation agreement with the Company’s former Chief Executive Officer, which the Company estimates will be disbursed over the next two quarters.  The remaining  $635,000, of which $98,000 is classified as non-current, related to the facility termination costs, which the Company estimates will be disbursed over remaining life of the lease through the second quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise these forward-looking statements to reflect future events or circumstances.

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

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 34.3% and 36.8% of the Company’s total revenue for the three months ended March 31, 2005 and 2004, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

Sales to customers outside the United States accounted for 34.9% and 19.1% of the Company’s total revenue during the three months ended March 31, 2005 and 2004, respectively. Management expects the portion of the Company’s total revenue derived from sales to customers outside the United States to be comparable in the foreseeable future.

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

Capitalization of certain software development costs.  Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through March 31, 2005, all software development costs have been expensed.

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

	Quarter ended March 31
	2005	2004
Revenue
Software licenses	26.1%	38.5%
Services and other	73.9	61.5
Total revenue	100.0	100.0

Costs of goods and services
Cost of software	0.9	3.3
Cost of services and other	25.5	16.5
Total costs of goods and services	26.4	19.8

Gross margin	73.6	80.2

Operating expenses
Sales and marketing	41.2	32.4
Research and development	26.0	20.4
General and administrative	23.9	21.2
Restructuring and other charges	0.0	7.2
Total operating expenses	91.1	81.2

Operating loss	(17.5)	(1.0)

Other income (expense)	5.4	1.3

Net Income (loss)	(12.1)%	0.3%

Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

Revenue. Revenue decreased 18.3% to $4.2 million in the quarter ended March 31, 2005, from $5.2 million in the quarter ended March 31, 2004.

Revenue from software licenses decreased 44.7% to $1.1 million in the quarter ended March 31, 2005, from $2.0 million in the quarter ended March 31, 2004.  The Company attributes this decrease to fewer new customers and fewer orders from existing customers in the current quarter compared to the first quarter of 2004.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, decreased 1.8% to $3.1 million in the quarter ended March 31, 2005, from $3.2 million in the quarter ended March 31, 2004.  Customer support revenues of $2.4 million were basically flat with the comparable period last year as the Company’s expanding customer base was offset by certain customers downsizing their systems or not renewing their support coverage. Professional services revenue decreased due to the mix of services performed which included fewer new system implementations in the current quarter.

Gross margin. Gross margins declined to 73.6% of total revenue in the quarter ended March 31, 2005, from 80.2% of total revenue in the quarter ended March 31, 2004. A shift in product mix, principally due to a decrease in higher margin software revenues, negatively impacted gross margins by 3.9%.  In addition, the decrease reflects the increased use of subcontracted services for implementation services, which was partially offset by lower costs of third party software used in conjunction with the Company’s software.

Gross margins from software licenses increased to 96.7% of software revenue in the quarter ended March 31, 2005 from 91.4% of software revenue in the quarter ended March 31, 2004. Product costs consist primarily of third party software used in conjunction with the Company’s software.

Gross margin from services and other represented 65.6% of services and other revenue in the quarter ended March 31, 2005, and 73.1% of services and other revenue in the quarter ended March 31, 2004.  This decrease is due primarily to increased use of subcontracted services for implementation services.

Operating expenses. Operating expenses decreased 8.3% to $3.8 million in the quarter ended March 31, 2005, from $4.2 million in the quarter ended March 31, 2004.  This decrease is primarily the result of reduced restructuring charges and to a lesser extent, lower professional fees and insurance.  Total operating headcount decreased by 2.8% to 70 employees at March 31, 2005, from 72 employees at March 31, 2004. As a percentage of total revenue, operating expenses were 91.1% in the first quarter ended March 31, 2005, and 81.2% in the first quarter ended March 31, 2004.

Sales and marketing expenses increased 3.8% to $1.7 million in the first quarter ended March 31, 2005, from $1.7 million in the first quarter ended March 31, 2004.  The increase in sales and marketing expenses resulted primarily from increased marketing programs, offset by lower commissions due to lower license revenue.

Research and development expenses increased 4.4% to $1.1 million in the first quarter ended March 31, 2005, from $1.1 million in the first quarter ended March 31, 2004.  The increase in research and development expenses related primarily to an increase in consulting services.

General and administrative expenses decreased 8.1% to $1.0 million in the first quarter ended March 31, 2005, from $1.1 million in the first quarter ended March 31, 2004.  The decreases in general and administrative expenses were primarily due to lower legal fees and lower insurance costs.

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

Other income and expense. Interest income was $239,000 in the first quarter ended March 31, 2005, and $95,000 in the first quarter ended March 31, 2004. The increase in interest income is a result of an increase in investment yields and higher cash, cash equivalents, and short-term investment balances.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At March 31, 2005, the Company had approximately $55.5 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011 through 2025.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.    At March 31, 2005, the Company had foreign operating losses of approximately $3.6 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $130,000 in the first quarter of 2005 compared to net cash inflows of $505,000 in the first quarter of 2004.  The operating cash outflow in 2005 was primarily the result of net losses and payments for compensation accruals, restructuring charges and prepayments of insurance.  These outflows were offset to a lesser extent by a reduction of accounts receivable and increases in deferred revenue and deposits received from customers.  The operating cash inflows for the first quarter of 2004 resulted primarily from the seasonal increase in deferred revenue billings, offset to a lesser extent by increases in prepaid expenses and accounts receivable.

The Company’s investing activities resulted in net cash inflows of $17.2 million and $1.5 million in the first quarter of 2005 and 2004, respectively.  The inflows were the result of net proceeds from maturities of short-term investments offset by purchases of short-term investments and, to a lesser extent, capital expenditures.  During the first quarter of 2005, management made a decision to divest its short-term investments in auction rate securities.  A portion of these proceeds has been reinvested in investments classified as cash equivalents.

Financing activities generated $287,000 and $604,000 in cash in the first quarter of 2005 and 2004, respectively.  These funds were generated from proceeds received from stock option exercises.

As of March 31, 2005, the Company had no long-term obligations other than operating leases related to facilities utilized by the Company.  The following table summarizes the minimum lease payments for these operating leases as of March 31, 2005:

in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,599	$1,384	$215	None	None
Total contractual cash obligations	$1,599	$1,384	$215	None	None

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $11.6 million at March 31, 2005. The Company’s short-term investments consist primarily of government agency bonds. The Company considers all investments with original maturities of less than one year, but greater than 90 days from the respective balance sheet date to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2004, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

(a)          The following exhibits are included herein:

31.1                Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2005.

Apropos Technology, Inc.

/s/FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)