Form 10-Q
period 2005-06-30
APROPOS TECHNOLOGY INC
filed 2005-08-12
CIK 1098803

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of July 26, 2005, was 17,956,937.

APROPOS TECHNOLOGY, INC.

Part I.     Financial Information.

Item 1.    Financial Statements.

Apropos Technology, Inc.

Condensed Consolidated Balance Sheets

In thousands, except share and per share amounts

	June 30 2005	December 31 2004
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$24,045	$12,291
Short-term investments	17,027	28,867
Accounts receivable, less allowances for doubtful accounts of $266 at June 30, 2005 and $219 at December 31, 2004	2,637	3,155
Inventory	43	34
Prepaid expenses and other current assets	407	355
Total current assets	44,159	44,702

Equipment, net	533	565
Other assets	28	21
Total assets	$44,720	$45,288

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$444	$155
Accrued expenses	1,013	1,134
Accrued compensation and related accruals	527	821
Accrued restructuring, current portion	408	720
Advance payments from customers	282	35
Deferred revenues	3,592	3,403
Total current liabilities	6,266	6,268

Accrued restructuring, less current portion	—	245
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,907,358 shares issued and outstanding at June 30, 2005; 17,638,400 issued and outstanding at December 31, 2004	179	176
Additional paid-in capital	103,571	103,155
Accumulated deficit	(65,296)	(64,556)
Total shareholders’ equity	38,454	38,775

Total liabilities and shareholders’ equity	$44,720	$45,288

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

In thousands, except per share amounts

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Revenue
Software licenses	$1,358	$1,638	$2,458	$3,625
Services and other	3,095	3,330	6,210	6,503
Total revenue	4,453	4,968	8,668	10,128

Cost of goods and services
Cost of software	61	116	96	287
Cost of services and other	995	1,020	2,072	1,871
Total cost of goods and services	1,056	1,136	2,168	2,158

Gross margin	3,397	3,832	6,500	7,970

Operating expenses
Sales and marketing	1,755	1,760	3,493	3,433
Research and development	1,160	1,032	2,256	2,084
General and administrative	1,176	946	2,183	2,043
Restructuring and other charges (credit)	(187)	88	(187)	456
Total operating expenses	3,904	3,826	7,745	8,016

Income (loss) from operations	(507)	6	(1,245)	(46)

Other income (expense)
Interest income	287	107	527	203
Other, net	(9)	(4)	(22)	(33)
Total other income (expense)	278	103	505	170

Net income (loss)	$(229)	$109	$(740)	$124

Net income (loss) per share
Basic	$(0.01)	$0.01	$(0.04)	$0.01
Diluted	$(0.01)	$0.01	$(0.04)	$0.01

Weighted average shares outstanding
Basic	17,878	17,273	17,834	17,188
Diluted	17,878	18,614	17,834	18,575

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

In thousands

	Six months ended June 30
	2005	2004
Cash flows from operating activities
Net income (loss)	$(740)	$124
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Depreciation and amortization	187	250
Provision for doubtful accounts	91	—
Non-cash restructuring charge	(187)	420
Changes in operating assets and liabilities :
Accounts receivable	426	471
Inventory	(9)	32
Prepaid expenses and other current assets	(52)	(74)
Other assets	(6)	6
Accounts payable	289	61
Accrued expenses	(122)	(219)
Accrued compensation and related accruals	(294)	154
Accrued restructuring	(369)	(269)
Advanced payments from customers	247	(87)
Deferred revenue	189	178
Net cash provided by (used in) operating activities	(350)	1,047

Cash flows from investing activities
Maturities and sales of short-term investments	35,715	2,125
Purchases of short-term investments	(23,875)	(514)
Purchases of equipment	(155)	(96)
Net cash provided by investing activities	11,685	1,515

Cash flows from financing activities
Proceeds from exercise of options	374	639
Proceeds from employee stock purchase plan	45	64
Net cash provided by financing activities	419	703

Net change in cash and cash equivalents	11,754	3,265
Cash and cash equivalents, beginning of period	12,291	9,971
Cash and cash equivalents, end of period	$24,045	$13,236

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

2.              Income or Loss Per Share

Basic net income or loss per share is based upon the net income or loss and upon the weighted-average number of common shares outstanding during the period.  Diluted net income per common share adjusts for the effect of common share equivalents, such as stock options and stock warrants, net of assumed repurchases, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share for the three and six months ended June 30, 2005 is not presented separately, as the effect of the common share equivalents is anti-dilutive for the respective period presented.  Accordingly, diluted net loss per share is the same as basic net loss per share.

	Three months ended June 30		Six months ended June 30
In thousands, except per share amounts	2005	2004	2005	2004
Basic Income (loss) per share
Net income (loss)	$(229)	$109	$(740)	$124

Weighted average shares outstanding	17,878	17,273	17,834	17,188

Income (loss) per share	$(0.01)	$0.01	$(0.04)	$0.01

Diluted Income per share
Net income		$109		$124

Shares:
Weighted average shares outstanding		17,273		17,188
Assumed option exercises		1,326		1,372
Assumed warrant exercises		15		15
Weighted average shares outstanding, as adjusted		18,614		18,575

Diluted income per share		$0.01		$0.01

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

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the three and six months ended June 30, 2005 and 2004, respectively, as determined under the fair value method, is shown below.

	Three months ended June 30		Six months ended June 30
In thousands, except per share amounts	2005	2004	2005	2004

Net income (loss), as reported	$(229)	$109	$(740)	$124
Add: Stock-based employee compensation expense included in reported net income (loss)	—	—	—	—
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(158)	(215)	(339)	(433)
Net loss, pro forma	$(387)	$(106)	$(1,079)	$(309)
Basic net income (loss) per share, as reported	$(0.01)	$0.01	$(0.04)	$0.01
Basic net loss per share, pro forma	$(0.02)	$(0.01)	$(0.06)	$(0.02)
Diluted net income per share, as reported		$0.01		$0.01
Diluted net loss per share, pro forma		$(0.01)		$(0.02)

Options to purchase 1,960,265 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of June 30, 2005, and options to purchase 2,499,683 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of June 30, 2004.

4.              Geographic Information

Revenues derived from customers outside of North America accounted for 21.4% and 17.1% of the Company’s total revenues in the three months ended June 30, 2005 and 2004, respectively. Revenues derived from customers outside of North America accounted for 27.9% and 18.1% of the Company’s total revenues in the six months ended June 30, 2005 and 2004, respectively.

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

Consummation of the proposed settlement is conditioned upon obtaining both preliminary and final approval by the Court. Formal settlement documents were submitted to the Court in June 2004, together with a motion asking the Court to preliminarily approve the form of settlement. Certain underwriters who were named as defendants in the settling cases, and who are not parties to the proposed settlement, opposed preliminary approval of the proposed settlement of those cases. On February 15, 2005, the Court issued an order preliminarily approving the proposed settlement in all respects but one. In response to this order, the plaintiffs and the issuer defendants are in the process of submitting revised settlement documents to the Court. The underwriter defendants may object to the revised settlement documents. If the Court approves the revised settlement documents, it will direct that notice of the terms of the proposed settlement be published in a newspaper and on the internet and, mailed to all proposed class members. It will also schedule a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

6.              Restructuring and other charges (credits)

In the second quarter of 2005, the company recorded a credit of $187,000. The credit relates to the successful sublet of vacated space at the corporate headquarters. In the second quarter of 2004, the Company recorded a charge of $88,000 related to the consolidation of the corporate headquarters.  This adjustment to the existing reserve is due to the fact the Company was unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by six months. In the first quarter of 2004, the Company recorded a charge of $368,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded an adjustment of $59,000 for the reserve related to the consolidation of the corporate headquarters.  This adjustment was due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by three months.

A summary of the restructuring and other charge, is as follows:

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2003	$6	$981	$—	$11	$998

2004 Provision	—	205	104	—	309
2004 Adjustments	—	147	—	—	147
2004 Cash Payments	—	(305)	—	—	(305)
2004 Non-cash charge offs	—	(169)	(104)	—	(273)

Balance as of June 30, 2004	$6	$859	$—	$11	$876

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total

Balance as of December 31, 2004	$181	$784	$—	$—	$965

2005 Provision (Credit)	—	$(187)	—	—	$(187)
2005 Adjustments	—	—	—	—	—
2005 Cash Payments	(120)	(250)	—	—	(370)

Balance as of June 30, 2005	$61	$347	$—	$—	$408

Included in Accrued restructuring at June 30, 2005 is approximately $61,000 related to the separation agreement with the Company’s former Chief Executive Officer, which the Company estimates will be disbursed over the next quarter.  The remaining $347,000, which is net of sublet income, relates to the facility termination costs, which the Company estimates will be disbursed over the remaining life of the lease through the second quarter of 2006.

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

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 20.5% and 19.5% of the Company’s total revenue for the three months ended June 30, 2005 and 2004, respectively. Revenue generated via resellers and OEMs accounted for 27.2%, and 28.4% of the Company’s total revenue for the six months ended June 30, 2005 and 2004, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

Sales to customers outside the United States accounted for 21.4% and 17.1% of the Company’s total revenue during the three months ended June 30, 2005 and 2004, respectively. Revenues derived from customers outside of North America accounted for 27.9% and 18.1% of the Company’s total revenues in the six months ended June 30, 2005 and 2004, respectively.  Management expects the portion of the Company’s total revenue derived from sales to customers outside the United States to be comparable with 2004 results.

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

Capitalization of certain software development costs.  Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through June 30, 2005, all software development costs have been expensed.

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

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
Revenue
Software licenses	30.5%	33.0%	28.4%	35.8%
Services and other	69.5%	67.0%	71.6%	64.2%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	1.4%	2.3%	1.1%	2.8%
Cost of services and other	22.3%	20.6%	23.9%	18.5%
Total costs of goods and services	23.7%	22.9%	25.0%	21.3%

Gross margin	76.3%	77.1%	75.0%	78.7%

Operating expenses
Sales and marketing	39.4%	35.4%	40.3%	33.9%
Research and development	26.1%	20.8%	26.0%	20.6%
General and administrative	26.4%	19.0%	25.2%	20.2%
Restructuring and other charges (credits)	(4.2)%	1.8%	(2.2)%	4.5%
Total operating expenses	87.7%	77.0%	89.3%	79.2%

Operating income (loss)	(11.4)%	0.1%	(14.3)%	(.5)%

Other income (expense)	6.3%	2.1%	5.8%	1.7%

Net income (loss)	(5.1)%	2.2%	(8.5)%	1.2%

Quarter Ended June 30, 2005, Compared to Quarter Ended June 30, 2004

Revenue. Revenue decreased 10.4% to $4.5 million in the quarter ended June 30, 2005, from $5.0 million in the quarter ended June 30, 2004.

Revenue from software licenses decreased 17.1% to $1.4 million in the quarter ended June 30, 2005, from $1.6 million in the quarter ended June 30, 2004.  The Company primarily attributes this decrease in software revenue to fewer orders from existing customers in the current quarter.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, decreased 7.1% to $3.1 million in the quarter ended June 30, 2005, from $3.3 million in the quarter ended June 30, 2004.  The Company primarily attributes this decrease to lower professional services revenue and to a lesser extent a decrease in customer support revenues. The decrease in professional services revenue was primarily due to less subcontracted services and service project mix. The current quarter service mix had fewer higher value new system implementations and more upgrades and special projects than the year ago quarter.

Gross margin. Gross margins declined to 76.3% of total revenue in the quarter ended June 30, 2005, from 77.1% of total revenue in the quarter ended June 30, 2004. This decline is due primarily to a lower product mix of higher margin software.

Gross margins from software licenses increased to 95.5% of software revenue in the quarter ended June 30, 2005 from 92.9% of software revenue in the quarter ended June 30, 2004. Product costs consist primarily of third party software used in conjunction with the Company’s software, which varies based on customer configurations.

Gross margin from services and other represented 67.9% of services and other revenue in the quarter ended June 30, 2005, and 69.4% of services and other revenue in the quarter ended June 30, 2004.  This decline is due primarily to the decline in professional services revenue.

Operating expenses. Operating expenses increased 2.0% to $3.9 million in the quarter ended June 30, 2005, from $3.8 million in the quarter ended June 30, 2004. Excluding restructuring activity, on going operating costs increased by 9.4% due principally to increased recruiting costs, marketing program costs, and use of outside services.  As a percentage of total revenue, operating expenses were 87.7% in the quarter ended June 30, 2005, and 77.0% in the quarter ended June 30, 2004.

Sales and marketing expenses decreased 0.3% to $1.8 million in the quarter ended June 30, 2005, from $1.8 million in the quarter ended June 30, 2004.  The decrease in sales and marketing expenses resulted primarily from lower commissions offset by marketing program expenses.

Research and development expenses increased 12.4% to $1.2 million in the quarter ended June 30, 2005, from $1.0 million in the quarter ended June 30, 2004.  The increase in research and development expenses related primarily from increased use of outside services, including off-shore engineering resources, and recruiting costs.

General and administrative expenses increased 24.3% to $1.2 million in the quarter ended June 30, 2005, from $.9 million in the quarter ended June 30, 2004.  The increases in general and administrative expenses were primarily due to recruiting costs associated with the on-going CEO search, outside staffing services, and bad debt expenses.

Restructuring and other charges (credits).  In the second quarter of 2005, the Company recorded a credit of $187,000.  This was due to the successful sublet of vacated space at the corporate headquarters.  In the second quarter of 2004, the Company recorded a charge of $88,000 to increase previous provisions due to delays in subletting the same vacant space.

Other income and expense. Interest income was $287,000 in the quarter ended June 30, 2005, and $107,000 in the quarter ended June 30, 2004. The increase in interest income is the result of an increase in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At June 30, 2005, the Company had approximately $55.5 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.  At June 30, 2005, the Company had foreign operating losses of approximately $3.6 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Net income (loss).  The net loss for the three months ended June 30, 2005 was $229,000. The Company recorded net income for the three months ended June 30, 2004 of $109,000.  The change is primarily due to lower revenues and increased operating expenses offset to a lesser extent by restructuring activity.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

Revenue. Revenue decreased 14.4% to $8.7 million in the six months ended June 30, 2005, from $10.1 million in the six months ended June 30, 2004.

Revenue from software licenses decreased 32.2% to $2.5 million in the six months ended June 30, 2005, from $3.6 million in the six months ended June 30, 2004. The Company primarily attributes this decrease in software revenue to fewer add-on orders from existing customer deals in the first six months of 2005 compared to the first six months of 2004.  The Company also received fewer new customer orders in the current period compared to the prior period.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, decreased 4.5% to $6.2 million in the six months ended June 30, 2005, from $6.5 million in the six months ended June 30, 2004.  The Company primarily attributes this decrease to fewer customers purchasing new systems.  The decrease was also the result of lower customer support revenues due to certain customers downsizing their systems thereby lowering their support costs.

Gross margin. Gross margins declined to 75.0% of total revenue in the six months ended June 30, 2005, from 78.7% of total revenue in the six months ended June 30, 2004. This decline is due primarily to a lower product mix of higher margin software.

Gross margins from software licenses increased to 96.1% of software revenue in the six months ended June 30, 2005 from 92.1% of software revenue in the six months ended June 30, 2004. Product costs consist primarily of third party software used in conjunction with the Company’s software, which varies based on customer configurations.

Gross margin from services and other represented 66.6% of services and other revenue in the six months ended June 30, 2005, and 71.2% of services and other revenue in the six months ended June 30, 2004.  The decrease is primarily due to the decline in professional services revenue and to increased use of subcontracted services for implementation services.

Operating expenses. Operating expenses decreased 3.4% to $7.7 million in the six months ended June 30, 2005, from $8.0 million in the six months ended June 30, 2004.  This decrease primarily reflects lower restructuring activity offset by increased marketing program costs and outside services. As a percentage of total revenue, operating expenses were 89.3% in the six months ended June 30, 2005, and 79.1% in the six months ended June 30, 2004.

Sales and marketing expenses increased 1.8% to $3.5 million in the six months ended June 30, 2005, from $3.4 million in the six months ended June 30, 2004.  The increase in sales and marketing expenses resulted primarily from increased marketing programs offset by lower commissions.

Research and development expenses increased 8.2% to $2.3 million in the six months ended June 30, 2005, from $2.1 million in the six months ended June 30, 2004.  The increase in research and development expenses related primarily to an increase in outside services and recruiting costs.

General and administrative expenses increased 6.8% to $2.2 million in the six months ended June 30, 2005, from $2.0 million in the six months ended June 30, 2004.  The increases in general and administrative expenses were primarily due to increased recruiting costs, personnel related compensation, and bad debts offset to a lesser extent by lower legal fees and insurance costs.

Restructuring and other charges (credits).  In the second quarter of 2005, the company reduced the restructuring reserve by $187,000 due to the successful sublet of vacated space at the corporate headquarters. In the six months ended June 30, 2004, the Company recorded charges of $456,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded adjustments to increase the reserve in the first and second quarters totaling $147,000 related to the consolidation of the corporate headquarters.  These adjustments were due to the fact the Company was unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by nine months.

Other income and expense. Interest income was $527,000 in the six months ended June 30, 2005, and $203,000 in the six months ended June 30, 2004. The increase in interest income is a result of an increase in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At June 30, 2005, the Company had approximately $55.5 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.  At June 30, 2005, the Company had foreign operating losses of approximately $3.6 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Net income (loss).  The Company recorded a loss of $740,000 in the six months ended June 30, 2005.  The Company recorded net income for the six months ended June 30, 2004 of $124,000.  The change is primarily due to a decrease in revenue partially offset by lower operating expenses and increased interest income.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $350,000 for the six months ended June 30, 2005 compared to net cash inflows of $1,047,000 for the six months ended June 30, 2004.  The operating cash outflow for 2005 was primarily the result of net losses, the net change in restructuring activity, and payments for compensation accruals. These outflows were offset to a lesser extent by a reduction of accounts receivable, increases in deferred revenue, deposits received from customers, and increases in accounts payable. The operating cash inflow for 2004 was primarily the result of inflows from net income, a net change in restructuring activity, and a decrease in accounts receivable, offset to a lesser extent by outflows associated with a decrease in accrued expenses.

The Company’s investing activities resulted in net cash inflows of $11.7 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively.  The inflows were the result of net proceeds from maturities of short-term investments offset by purchases of short-term investments and, to a lesser extent, capital expenditures.  During the first half of 2005, management made a decision to divest investments in auction rate securities.  The proceeds from these sales resulted in most of the proceeds to be classified as cash equivalents.

Financing activities generated $419,000 and $703,000 in cash in the first six months ended June 30, 2005 and 2004, respectively.  These funds were generated from proceeds received from stock issuances related to the Company’s stock option and employee stock purchase plans.

As of June 30, 2005, the Company had no long-term obligations other than operating leases related to facilities and equipment utilized by the Company and a purchase obligation associated with third party software utilized with its product.  The following table summarizes the minimum lease payments for these operating leases as of June 30, 2005:

in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,326	$1,293	$33	None	None
Purchase obligations	140	70	70	None	None
Total contractual cash obligations	$1,466	$1,363	$103	None	None

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $17.0 million at June 30, 2005. The Company’s short-term investments consist primarily of government agency notes, bank certificates of deposit and corporate commercial paper. The Company considers all investments with original maturities of less than one year, but greater than 90 days, to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2004, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 5 to the Company’s unaudited condensed consolidated financial statements in Item 1 – Part I of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)          The annual meeting of shareholders of Apropos, Inc. was held on June 8, 2005.

(b)         Pursuant to Instruction 3 to Item 4, no response is required to this item.

(c)          At the Annual Meeting conducted on June 8, 2005 the shareholders voted on the election of directors. The following individuals were elected to the board of directors to serve terms ranging until the 2006 to 2008 annual meeting of stockholders or until their successors are duly elected and qualified:

Nominee	Votes for	Votes against	Votes abstained	Broker non-votes
John M. Kratky	12,557,669	0	746,855	0
Steven M. Capelli	12,822,046	0	482,478	0
David N. Campbell	12,735,592	0	568,932	0
Keith L. Crandell	12,503,437	0	801,087	0
Stephen E. Webb	12,790,424	0	514,100	0

Total shares voted of 13,304,524 represented 74.4% of total shares outstanding as of the April 22, 2005 stock record date.

Item 5.    Other Information.

On August 10, 2005, the Company entered into an employment agreement with Richard W. Cotter, the Senior Vice President, Sales, which expires on August 8, 2008. The following description of the employment agreement is a summary of the material terms of the agreement and does not purport to be complete, and is qualified in its entirety by reference to the agreement, a copy of which is attached to hereto Exhibit 10.25, which is incorporated herein by reference.

Mr. Cotter’s employment agreement provides that he will receive an annual base salary of $190,000 per year.  The employment agreement provides that Mr. Cotter is eligible for a bonus for each full fiscal year if certain revenue and financial targets are achieved.  Mr. Cotter is also entitled to three weeks of paid vacation during each year of employment and to participate in employee benefit plans made available to employees and/or other officers.

The Company may terminate Mr. Cotter’s employment with or without cause (as defined in the employment agreement) or upon the death or disability of Mr. Cotter. Mr. Cotter may terminate his employment with the Company upon 90 days’ prior written notice.

If Mr. Cotter is terminated by the Company without cause, or Mr. Cotter terminates the employment agreement within three months of a change of control or of a material reduction in his salary or benefits or a material change in his responsibilities, Mr. Cotter will receive severance pay equal to nine months base salary. If Mr. Cotter voluntarily terminates his employment, the Company may, at its election, pay Mr. Cotter his annual base salary and provide benefits for up to 90 days following the notice of termination; provided, however, that Mr. Cotter will only be entitled to such compensation and benefits if he continues to satisfy his obligations under the employment agreement.  If Mr. Cotter’s employment is terminated because of death or disability, the Company shall continue to pay Mr. Cotter or his estate his annual base salary for a period of six months following the date of termination of employment.

In connection with his employment agreement, Mr. Cotter also entered into a noncompetition, nondisclosure and developments agreement with the Company.  This agreement provides that during the term of Mr. Cotter’s employment with the Company and for a period of two years thereafter, Mr. Cotter will not compete with the Company or solicit any employees of the Company.  The nondisclosure provisions in this agreement continue indefinitely after termination of employment. The agreement also provides that Mr. Cotter assigns to the Company any and all right to any intellectual property designed or developed by the officer during his period of employment except in specified circumstances.

Item 6.  Exhibits.

(a)          The following exhibits are included herein:

10.24	*	Services Agreement, dated as of June 20, 2005, between the Company and InfoMentis, Inc.
10.25		Employment agreement dated as of August 10, 2005 between Richard W. Cotter (the “Employee) and Apropos Technology, Inc.
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*          Previously filed with the Commission as an exhibit to the Company’s Report on form 8-K on June 29, 2005 and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2005.

Apropos Technology, Inc.

/s/ FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)