Form 10-Q
period 2005-09-30
APROPOS TECHNOLOGY INC
filed 2005-11-14
CIK 1098803

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Shares, par value $0.01 per share, as of October 28, 2005, was 17,973,829.

APROPOS TECHNOLOGY, INC.
TABLE OF CONTENTS

Part I.

Financial Information

Item 1.

Financial Statements (Unaudited)

Condensed consolidated balance sheets at September 30, 2005 and December 31, 2004

Condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004

Condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004

Notes to condensed consolidated financial statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.

Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Certifications

Part I.     Financial Information.

Item 1.    Financial Statements.

Apropos Technology, Inc.
Condensed Consolidated Balance Sheets
In thousands, except share and per share amounts

	September 30	December 31
	2005	2004
	(Unaudited)	(Note 1)
Assets
Current assets :
Cash and cash equivalents	$18,845	$12,291
Short-term investments	21,024	28,867
Accounts receivable, less allowances for doubtful accounts of $266 at September 30, 2005 and $219 at December 31, 2004	2,285	3,155
Inventory	70	34
Prepaid expenses and other current assets	213	355
Total current assets	42,437	44,702

Equipment, net	500	565
Other assets	26	21
Total assets	$42,963	$45,288

Liabilities and shareholders’ equity
Current liabilities :
Accounts payable	$517	$155
Accrued expenses	1,171	1,134
Accrued compensation and related accruals	296	821
Accrued restructuring, current portion	270	720
Advance payments from customers	178	35
Deferred revenues	2,763	3,403
Total current liabilities	5,195	6,268

Accrued restructuring, less current portion	—	245
Commitments and contingencies	—	—

Shareholders’ equity :
Preferred shares, $0.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common shares, $0.01 par value, 60,000,000 shares authorized, 17,971,849 shares issued and outstanding at September 30, 2005; 17,638,400 issued and outstanding at December 31, 2004	180	176
Additional paid-in capital	103,642	103,155
Accumulated deficit	(66,054)	(64,556)
Total shareholders’ equity	37,768	38,775
Total liabilities and shareholders’ equity	$42,963	$45,288

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
In thousands, except per share amounts

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Revenue
Software licenses	$1,047	$1,731	$3,505	$5,357
Services and other	3,016	3,249	9,226	9,751
Total revenue	4,063	4,980	12,731	15,108

Cost of goods and services
Cost of software	83	172	179	459
Cost of services and other	904	897	2,976	2,769
Total cost of goods and services	987	1,069	3,155	3,228

Gross margin	3,076	3,911	9,576	11,880

Operating expenses
Sales and marketing	1,525	1,887	5,018	5,320
Research and development	1,079	1,021	3,335	3,105
General and administrative	1,101	1,132	3,284	3,175
Restructuring and other charges (credits)	0	836	(187)	1,291
Merger transaction cost	468	0	468	0
Total operating expenses	4,173	4,876	11,918	12,891

Loss from operations	(1,097)	(965)	(2,342)	(1,011)

Other income (expense)
Interest income	339	145	866	347
Other, net	0	5	(22)	(27)
Total other income (expense)	339	150	844	320
Net loss	$(758)	$(815)	$(1,498)	$(691)
Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.04)
Weighted average shares outstanding	17,961	17,343	17,877	17,240

See notes to condensed consolidated financial statements.

Apropos Technology, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
In thousands

	Nine months ended September 30
	2005	2004
Cash flows from operating activities
Net loss	$(1,498)	$(691)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities :
Depreciation and amortization	279	353
Provision for doubtful accounts	91	—
Non-cash restructuring charge	(187)	895
Changes in operating assets and liabilities :
Accounts receivable	779	36
Inventory	(36)	(8)
Prepaid expenses and other current assets	142	120
Other assets	(5)	9
Accounts payable	363	57
Accrued expenses	34	(50)
Accrued compensation and related accruals	(525)	436
Accrued restructuring	(507)	(188)
Advanced payments from customers	143	(68)
Deferred revenue	(639)	314
Net cash (used in) provided by operating activities	(1,566)	1,215

Cash flows from investing activities
Maturities and sales of short-term investments	48,257	4,750
Purchases of short-term investments	(40,414)	(5,377)
Purchases of equipment	(214)	(152)
Net cash provided by (used in) investing activities	7,629	(779)

Cash flows from financing activities
Proceeds from exercise of options	446	692
Proceeds from employee stock purchase plan	45	64
Net cash provided by financing activities	491	756

Net change in cash and cash equivalents	6,554	1,192
Cash and cash equivalents, beginning of period	12,291	9,971
Cash and cash equivalents, end of period	$18,845	$11,163

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

2.              Income or Loss Per Share

Basic net income or loss per share is based upon the net income or loss and upon the weighted-average number of common shares outstanding during the period.  Diluted net income per common share adjusts for the effect of common share equivalents, such as stock options and stock warrants, net of assumed repurchases, only in the periods presented in which such effect would have been dilutive.  Diluted net loss per share for the three and nine months ended September 30, 2005 is not presented separately, as the effect of the common share equivalents is anti-dilutive for the respective period presented.  Accordingly, diluted net loss per share is the same as basic net loss per share.

	Three months ended September 30		Nine months ended September 30
In thousands, except per share amounts	2005	2004	2005	2004
Basic and diluted loss per share
Net loss	$(758)	$(815)	$(1,498)	$(691)

Weighted average shares outstanding	17,961	17,343	17,877	17,240

Loss per share	$(0.04)	$(0.05)	$(0.08)	$(0.04)

3.              Stock Based Compensation

The Company has elected to determine the value of stock-based compensation arrangements under the provisions of Accounting Principles Board, or APB, Opinion No. 25 “Accounting for Stock Issued to Employees.” The pro forma disclosures required under Statement of Financial Accounting Standards, or SFAS, No. 148, “Accounting for Stock Based Compensation Transition and Disclosure—an Amendment of SFAS, No. 123” are included below. SFAS, No. 123, “Accounting for Stock Based Compensation” permits the use of either a fair value based method or the intrinsic value method to measure the expense associated with stock-based compensation arrangements.

In accordance with the interim disclosure provisions of SFAS No. 148, the pro forma effect on the Company’s net income (loss) had compensation expense been recorded for the three and nine months ended September 30, 2005 and 2004, respectively, as determined under the fair value method, is shown below.

	Three months ended September 30		Nine months ended September 30
In thousands, except per share amounts	2005	2004	2005	2004
Net loss, as reported	$(758)	$(815)	$(1,498)	$(691)
Add: Stock-based employee compensation expense included in reported net loss	—	246	—	246
Less: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(107)	(457)	(446)	(890)
Net loss, pro forma	$(865)	$(1,026)	$(1,944)	$(1,335)
Basic and diluted net loss per share, as reported	$(0.04)	$(0.05)	$(0.08)	$(0.04)
Basic and diluted net loss per share, pro forma	$(0.05)	$(0.06)	$(0.11)	$(0.08)

Options to purchase 1,894,019 Common Shares with exercise prices of $0.10 to $22.00 per share were outstanding as of September 30, 2005, and options to purchase 2,009,678 Common Shares with exercise prices of  $0.10 to $22.00 per share were outstanding as of September 30, 2004.

4.              Geographic Information

Revenues derived from customers outside of North America accounted for 16.3% and 20.8% of the Company’s total revenues in the three months ended September 30, 2005 and 2004, respectively. Revenues derived from customers outside of North America accounted for 24.2% and 18.9% of the Company’s total revenues in the nine months ended September 30, 2005 and 2004, respectively.

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

Consummation of the proposed settlement is conditioned upon obtaining approval by the Court. On September 1,2005, the Court preliminarily approved the proposed settlement, directed that notice of the terms of the proposed settlement be provided by class members, and scheduled a fairness hearing, at which objections to the proposed settlement will be heard. Thereafter, the Court will determine whether to grant final approval to the proposed settlement.

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

In October 2005, the local tax authorities conducted an audit of the payroll tax returns of the Company’s United Kingdom subsidiary.  The audit covered calendar years 2000 through 2004. The audit identified potential payroll tax underpayments related to severance payments and exercise of stock options. Along with the potential payroll tax underpayments, there may be additional costs for penalty assessments and interest charges. We have estimated the potential costs range between $120,000 and $300,000. Based on our current assessment, the Company has established a reserve of $177,000 at September 30, 2005.

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

6.              Restructuring and Other Charges (credits)

For the nine months ended September 30, 2005, restructuring charges totaled a credit of $187,000. In the second quarter of 2005, the Company recorded a credit of $187,000. The credit relates to the successful sublet of vacated space at the corporate headquarters.  For the nine months ended September 30, 2004, restructuring and other charges totaled $1,291,000.  In the third quarter of 2004, the Company recorded a charge of $836,000 related to the separation agreement with the Company’s former Chief Executive Officer, exit costs related to the relocation of the Company’s EMEA headquarters and the consolidation of the corporate headquarters.  The separation agreement costs of $555,000 consisted of three components.  The first component was severance totaling $239,000 from the pre-existing employment agreement; the second component was stock compensation charge of $246,000 for the acceleration of option vesting; and the third component was related legal fees of $70,000.  The exit costs of $49,000 for the relocation of the Company’s EMEA headquarters related to the cancellation of certain telephony contracts.  The existing reserve for the corporate headquarters vacated space was increased by $232,000 due to the fact the Company was unable to find a tenant to sublet the excess facility space. In the second quarter of 2004, the Company recorded a charge of $88,000 related to the consolidation of the corporate headquarters.  This adjustment to the existing reserve was due to the fact the Company was unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by nine months. In the first quarter of 2004, the Company recorded a charge of $368,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded an adjustment of $59,000 for the reserve related to the consolidation of the corporate headquarters.  This adjustment was due to the fact the Company has been unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by three months.

A summary of the restructuring and other charges, is as follows:

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total
Balance as of December 31, 2003	$6	$981	$—	$11	$998

2004 Provision	485	253	104	70	912
2004 Adjustments	—	379	—	—	379
2004 Cash Payments	—	(512)	—	(70)	(582)
2004 Non-cash charge offs	(246)	(169)	(104)	—	(519)
Balance as of September 30, 2004	$245	$932	$—	$11	$1,188

In thousands	Employee termination costs	Facility termination costs	Asset impairment charge	Other	Total
Balance as of December 31, 2004	$181	$784	$—	$—	$965

2005 Provision (Credit)	—	(187)	—	—	(187)
2005 Adjustments	—	—	—	—	—
2005 Cash Payments	(181)	(327)	—	—	(508)
Balance as of September 30, 2005	$—	$270	$—	$—	$270

Included in Accrued restructuring at September 30, 2005 is approximately $270,000, which is net of sublet income, relates to the facility termination costs, which the Company estimates will be disbursed over the remaining life of the lease through the second quarter of 2006.

7.              Pending Merger Transaction

On September 26, 2005, the Company entered into an Agreement and Plan of Merger with Syntellect Inc. and Amelia Acquisition Corporation, pursuant to which the Company will become a wholly-owned subsidiary of Syntellect Inc.  Syntellect is a wholly-owned subsidiary of Enghouse Systems Limited (TSX: ESL). In the merger, shareholders of the Company will receive $2.76 per share in cash for a total consideration of approximately $49.6 million.  Completion of the merger requires, among other things, the affirmative vote of shareholders holding at least two-thirds of the outstanding common shares of the Company.  A special meeting of shareholders is scheduled to be held on November 21, 2005 for shareholders of record on October 19, 2005.  The Board of Directors of the Company unanimously recommends that shareholders vote for approval of the proposed merger.  Shareholders representing approximately 41.4% of the total shares of common stock outstanding have entered into voting agreements with Syntellect pursuant to which they have agreed to vote for the approval of the merger.

In the third quarter of 2005, the Company recorded acquisition-related transaction costs of $468,000. The transaction costs consisted of legal fees, investment banking fees, and other miscellaneous costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe harbor provisions for forward-looking statements described in the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on the Company’s current expectations and are subject to a number of risks, uncertainties, and assumptions relating to the Company’s operations, financial condition, and results of operations.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from results expressed or implied in any forward-looking statement made by the Company in this Quarterly Report.  These and other risks are detailed under the caption “Risk Factors Associated with Apropos’ Business and Future Operating Results” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  The Company does not undertake any obligation to revise or update these forward-looking statements to reflect future events or circumstances.

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

The Company markets its solution to its customers primarily through its direct sales force, value-added resellers, and original equipment manufacturers, or OEMs, in North America, Europe, South America, Asia, Africa, and Australia. Revenue generated via resellers and OEMs accounted for 12.9% and 23.4% of the Company’s total revenue for the three months ended September 30, 2005 and 2004, respectively. Revenue generated via resellers and OEMs accounted for 22.6%, and 26.7% of the Company’s total revenue for the nine months ended September 30, 2005 and 2004, respectively. Management expects that revenue derived from sales to resellers and OEMs may increase as a percentage of total revenue as the Company expands its product capabilities and focuses its sales efforts on its distribution channels.

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

Sales to customers outside the United States accounted for 16.3% and 20.8% of the Company’s total revenue during the three months ended September 30, 2005 and 2004, respectively. Revenues derived from customers outside of North America accounted for 24.2% and 18.9% of the Company’s total revenues in the nine months ended September 30, 2005 and 2004, respectively.

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

Capitalization of certain software development costs.  Research and development expenditures are charged to operations as incurred. SFAS No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased, or Otherwise Marketed,” requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have not been significant. Through September 30, 2005, all software development costs have been expensed.

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

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004
Revenue
Software licenses	25.8%	34.8%	27.5%	35.5%
Services and other	74.2%	65.2%	72.5%	64.5%
Total revenue	100.0%	100.0%	100.0%	100.0%

Costs of goods and services
Cost of software	2.0%	3.5%	1.4%	3.0%
Cost of services and other	22.3%	18.0%	23.4%	18.3%
Total costs of goods and services	24.3%	21.5%	24.8%	21.3%

Gross margin	75.7%	78.5%	75.2%	78.7%

Operating expenses
Sales and marketing	37.5%	37.9%	39.4%	35.3%
Research and development	26.6%	20.5%	26.2%	20.6%
General and administrative	27.1%	22.7%	25.8%	21.0%
Restructuring and other charges	0%	16.8%	(1.5)%	8.5%
Merger transaction cost	11.5%	0%	3.7%	0%
Total operating expenses	102.7%	97.9%	93.6%	85.4%

Operating loss	(27.0)%	(19.4)%	(18.4)%	(6.7)%

Other income (expense)	8.4%	3.0%	6.6%	2.1%
Net loss	(18.6)%	(16.4)%	(11.8)%	(4.6)%

Quarter Ended September 30, 2005, Compared to Quarter Ended September 30, 2004

Revenue. Revenue decreased 18.4% to $4.1 million in the quarter ended September 30, 2005, from $5.0 million in the quarter ended September 30, 2004.

Revenue from software licenses decreased 39.5% to $1.1 million in the quarter ended September 30, 2005, from $1.7 million in the quarter ended September 30, 2004.  The Company primarily attributes this decrease in software revenue to fewer orders from new and existing customers in the current quarter. The lengthy sales cycle and the resultant unpredictability of the timing of closing new business may cause the Company’s software revenue to vary significantly from quarter to quarter.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, decreased 7.2% to $3.0 million in the quarter ended September 30, 2005, from $3.3 million in the quarter ended September 30, 2004.  Professional services revenue was lower by $0.2 million. The decrease in professional services revenue reflected a change in service project mix. The current quarter service mix had fewer higher value new system implementations and more upgrades and special projects than the year ago quarter.

Gross margin. Gross margins declined to 75.7% of total revenue in the quarter ended September 30, 2005, from 78.5% of total revenue in the quarter ended September 30, 2004. This decline is due primarily to a lower product mix of higher margin software.

Gross margins from software licenses increased to 92.1% of software revenue in the quarter ended September 30, 2005 from 90.1% of software revenue in the quarter ended September 30, 2004. Product costs consist primarily of third party software used in conjunction with the Company’s software, which varies based on customer configurations.

Gross margin from services and other represented 70.0% of services and other revenue in the quarter ended September 30, 2005, and 72.4% of services and other revenue in the quarter ended September 30, 2004.  This decline is due primarily to the decline in professional services revenue without a corresponding decrease in employee related expenses.

Operating expenses. Operating expenses decreased 14.4% to $4.2 million in the quarter ended September 30, 2005, from $4.9 million in the quarter ended September 30, 2004. Excluding restructuring activity, ongoing operating costs decreased by 8.3% due principally to lower incentive costs, accounting, director and officers insurance, and legal costs, partially offset by the reserve for the UK payroll audit and use of outside services.  As a percentage of total revenue, operating expenses were 102.7% in the quarter ended September 30, 2005, and 97.9% in the quarter ended September 30, 2004.

Sales and marketing expenses decreased 19.2% to $1.5 million in the quarter ended September 30, 2005, from $1.9 million in the quarter ended September 30, 2004.  The decrease in sales and marketing expenses resulted primarily from lower commissions and bonuses offset to a lesser extent by expenses related to the worldwide customer user conference held in September 2005.

Research and development expenses increased 5.7% to $1.1 million in the quarter ended September 30, 2005, from $1.0 million in the quarter ended September 30, 2004.  The increase in research and development expenses related primarily from increased use of outside services, including off-shore engineering resources, partially offset by a reduction in bonus expenses.

General and administrative expenses decreased 2.7% to $1.1 million in the quarter ended September 30, 2005, from $1.1 million in the quarter ended September 30, 2004.  The decreases in general and administrative expenses were primarily due to reductions in accounting, legal, and director and officer insurance principally offset by increases in outside services and the establishment of a reserve related to a UK payroll audit.

Restructuring and other charges. There were no restructuring charges in the third quarter of 2005. In the third quarter of 2004, the Company recorded a charge of $836,000 related to the separation agreement with the Company’s former Chief Executive Officer, exit costs related to the relocation of the Company’s EMEA headquarters and the consolidation of the corporate headquarters.  The separation agreement costs of $555,000 consisted of three components.  The first component was severance totaling $239,000 from the pre-existing employment agreement; the second component was stock compensation charge of $246,000 for the acceleration of option vesting; and the third component was related legal fees of $70,000.  The exit costs of $49,000 for the relocation of the Company’s EMEA headquarters related to the cancellation of certain telephony contracts.  The existing reserve for the corporate headquarters vacated space was increased by $232,000 due to the fact the Company was unable to find a tenant to sublet the excess facility space.

Merger transaction costs.  In the third quarter of 2005, the Company recorded acquisition-related transaction costs of $468,000. The transaction costs consisted of legal fees, investment banking fees, and other miscellaneous costs.

Other income and expense. Interest income was $339,000 in the quarter ended September 30, 2005, and $145,000 in the quarter ended September 30, 2004. The increase in interest income is the result of an increase in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At September 30, 2005, the Company had approximately $56.7 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.    At September 30, 2005, the Company had foreign operating losses of approximately $3.4 million, which may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Net income (loss).  The net loss for the three months ended September 30, 2005 was $758,000. The Company recorded a net loss for the three months ended September 30, 2004 of  $815,000.  The change is primarily due to lower revenues offset to a lesser extent by lower operating expenses and lower restructuring activity.

Nine months Ended September 30, 2005, Compared to Nine months Ended September 30, 2004

Revenue. Revenue decreased 15.7% to $12.7 million in the nine months ended September 30, 2005, from $15.1 million in the nine months ended September 30, 2004.

Revenue from software licenses decreased 34.6% to $3.5 million in the nine months ended September 30, 2005, from $5.4 million in the nine months ended September 30, 2004. The Company primarily attributes this decrease in software revenue to fewer add-on orders from existing customer deals in the first nine months of 2005 compared to the first nine months of 2004.  The Company also received fewer new customer orders in the current period compared to the prior period. The lengthy sales cycle and the resultant unpredictability of the timing of closing new business may cause the Company’s software revenue to vary significantly from quarter to quarter.

Revenue from services and other, consisting of professional services, customer support and rebillable costs, decreased 5.4% to $9.2 million in the nine months ended September 30, 2005, from $9.7 million in the nine months ended September 30, 2004.  Professional services revenues were lower by $.4 million. The Company primarily attributes this decrease to fewer customers purchasing new systems.  The decrease was also the result of lower customer support revenues due to certain customers downsizing their systems thereby lowering their support costs.

Gross margin. Gross margins declined to 75.2% of total revenue in the nine months ended September 30, 2005, from 78.6% of total revenue in the nine months ended September 30, 2004. This decline is due primarily to a lower product mix of higher margin software.

Gross margins from software licenses increased to 94.9% of software revenue in the nine months ended September 30, 2005 from 91.4% of software revenue in the nine months ended September 30, 2004. Product costs consist primarily of third party software used in conjunction with the Company’s software, which varies based on customer configurations.

Gross margin from services and other represented 67.7% of services and other revenue in the nine months ended September 30, 2005, and 71.6% of services and other revenue in the nine months ended September 30, 2004.  The decrease is primarily due to lower professional services revenue without a corresponding decrease in employee related expenses.

Operating expenses. Operating expenses decreased 7.5% to $11.9 million in the nine months ended September 30, 2005, from $12.9 million in the nine months ended September 30, 2004.  This decrease primarily reflects lower restructuring activity, employee related expenses, legal, director and officer insurance, offset by increased marketing program costs, bad debt, reserve related to the UK payroll audit and outside services. As a percentage of total revenue, operating expenses were 93.6% in the nine months ended September 30, 2005, and 85.3% in the nine months ended September 30, 2004.

Sales and marketing expenses decreased 5.7% to $5.0 million in the nine months ended September 30, 2005, from $5.3 million in the nine months ended September 30, 2004.  The decrease in sales and marketing expenses resulted primarily from decreased commissions and bonuses partially offset by marketing programs.

Research and development expenses increased 7.4% to $3.3 million in the nine months ended September 30, 2005, from $3.1 million in the nine months ended September 30, 2004.  The increase in research and development expenses related primarily to an increase in outside services and recruiting costs partially offset by reductions in bonuses.

General and administrative expenses increased 3.4% to $3.3 million in the nine months ended September 30, 2005, from $3.2 million in the nine months ended September 30, 2004.  The increases in general and administrative expenses were primarily due to increased recruiting costs, bad debt expense, expenses related to the UK payroll audit, and outside services, partially offset by lower personnel related compensation, legal fees and insurance costs.

Restructuring and other charges (credits).  For the nine months ended September 30, 2005, restructuring and other charges totaled a credit of $187,000. In the second quarter of 2005, the Company recorded a credit of $187,000. The credit relates to the successful sublet of vacated space at the corporate headquarters.  For the nine months ended September 30, 2004, restructuring and other charges totaled $1,291,000.  In the third quarter of 2004, the Company recorded a charge of $836,000 related to the separation agreement with the Company’s former Chief Executive Officer, exit costs related to the relocation of the Company’s EMEA headquarters and the consolidation of the corporate headquarters.  The separation agreement costs of $555,000 consisted of three components.  The first component was severance totaling $239,000 from the pre-existing employment agreement; the second component was stock compensation charge of $246,000 for the acceleration of option vesting; and the third component was related legal fees of $70,000.  The exit costs of $49,000 for the relocation of the Company’s EMEA headquarters related to the cancellation of certain telecommunications contracts.  The existing reserve for the corporate headquarters vacated space was increased by $232,000 due to the fact the Company was unable to find a tenant to sublet the excess facility space. In the second quarter of 2004, the Company recorded a charge of $88,000 related to the consolidation of the corporate headquarters.  This adjustment to the existing reserve was due to the fact the Company was unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by nine months. In the first quarter of 2004, the Company recorded a charge of $368,000.  In late January 2004, the U.K. operations moved into new premises that are more suitable for their current staffing levels.  The old facility, which had a lease through March 2005, was in use until the move.  The U.K. lease termination charge of approximately $309,000, consisted of forfeiture of the rent deposit, abandonment of assets, and other direct disposal costs.  Additionally, the Company recorded an adjustment of $59,000 for the reserve related to the consolidation of the corporate headquarters.  This adjustment was due to the fact the Company was unable to find a tenant to sublet the excess facility space and thereby delayed the start of anticipated sublet income by three months.

Merger transaction costs.  In the third quarter of 2005, the Company recorded acquisition-related transaction costs of $468,000. The transaction costs consisted of legal fees, investment banking fees, and other miscellaneous costs.

Other income and expense. Interest income was $866,000 in the nine months ended September 30, 2005, and $347,000 in the nine months ended September 30, 2004. The increase in interest income is a result of an increase in investment yields.

Income taxes.  There has been no provision or benefit for income taxes for any period since 1995 due to the Company’s operating losses.  At September 30, 2005, the Company had approximately $56.7 million of domestic operating loss carryforwards for federal income tax purposes, which expire beginning in 2011through 2023.  Based on Internal Revenue Code regulations relating to changes in ownership in the Company, utilization of a portion of the net operating loss carryforwards is subject to annual limitations.    At September 30, 2005, the Company had foreign operating losses of approximately $3.4 million, which use of may be limited.  The Company’s use of these net operating losses may be limited in future periods.

Net income (loss).  The Company recorded a loss of $1,498,000 in the nine months ended September 30, 2005.  The Company recorded a loss for the nine months ended September 30, 2004 of  $691,000.  The change is primarily due to a decrease in revenue partially offset by lower operating expenses and increased interest income.

Liquidity and Capital Resources

The Company’s operating activities resulted in net cash outflows of $1,566,000 for the nine months ended September 30, 2005 compared to net cash inflows of $1,215,000 for the nine months ended September 30, 2004.  The operating cash outflow for 2005 was primarily the result of net losses, acquisition related transaction costs, a net reduction in restructuring accruals due to the successful sublet of unused space at corporate headquarters and other payments, reductions in deferred revenue, and payments for compensation accruals. These outflows were offset to a lesser extent by a reduction of accounts receivable, prepaid expenses, deposits received from customers, and increases in accounts payable. The operating cash inflow for 2004 was primarily the result of a net increase in deferred revenues, accrued compensation, and prepaid expenses, offset to a lesser extent by outflows as a result of a net loss and decreases in deposits received from customers, accrued expenses, and restructuring accruals.

The Company’s investing activities resulted in net cash inflows of $7.6 million and outflows of $779,000 for the nine months ended September 30, 2005 and 2004, respectively.  The changes were the result of the timing of maturities of short-term investments or purchases of short-term investments and, to a lesser extent, capital expenditures.

Financing activities generated $491,000 and $756,000 in cash in the first nine months ended September 30, 2005 and 2004, respectively.  These funds were generated from proceeds received from stock issuances related to the Company’s stock option and employee stock purchase plans.

As of September 30, 2005, the Company had no long-term obligations, other than operating leases related to facilities and equipment utilized by the Company and a purchase obligation associated with third party software utilized with its product.  The following table summarizes the minimum lease payments for these operating leases as of September 30, 2005:

in thousands	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$963	$963	None	None	None
Purchase obligations	135	85	50	None	None
Total contractual cash obligations	$1,098	$1,048	$50	None	None

The Company believes that its capital requirements, in large part, depend on future results of operations. Management believes that the existing cash and short-term investment balances will be sufficient to meet the working capital and capital expenditure requirements for at least the next twelve months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relate primarily to the change in the amount of interest income the Company can earn on its investments. The Company does not use derivative financial instruments in its investment portfolio. The Company had short-term investments of $21.0 million at September 30, 2005. The Company’s short-term investments consist primarily of government agency notes, bank certificates of deposit and corporate commercial paper. The Company considers all investments with original maturities of less than one year, but greater than 90 days, to be short-term investments. These investments are subject to interest rate risk and will fall in value if market interest rates increase. The Company believes a hypothetical increase in market interest rates by 10.0% from levels at December 31, 2004, would cause the fair value of these short-term investments to fall by an immaterial amount.  Since the Company is not required to sell these investments before maturity, the Company has the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. On the other hand, declines in the interest rates over time will reduce interest income.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information.

Item 1.  Legal Proceedings.

See Note 5 to the Company’s unaudited condensed consolidated financial statements in Item 1 — Part I of this Quarterly Report on Form 10-Q, which is hereby incorporated by reference.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.  Exhibits.

(a)          The following exhibits are included herein:

2.1	*	Agreement and Plan of Merger by and among Apropos Technology, Inc., Syntellect and Amelia Acquisition Corporation dated September 26, 2005
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Report on form 8-K on September 27, 2005 and incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2005.

Apropos Technology, Inc.

/s/ FRANCIS J. LEONARD
Francis J. Leonard
Chief Financial Officer and Vice President
(Principal Financial Officer and Authorized Officer)